Form 10QSB
period 1999-03-31
RAVENSWOOD WINERY INC
filed 1999-05-13
CIK 937015

================================================================================

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to ___________________

                         Commission file number: 0-30002


                             RAVENSWOOD WINERY, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

            California                                    94-3026706
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

        18701 Gehricke Road
         Sonoma, California                                95476
(Address of Principal Executive Offices)                 (Zip Code)

                     Issuer's Telephone Number: 707-938-1960

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes ___ No _X_


The number of shares outstanding of the Issuer's Common Stock on May __, 1999 was [complete with number].

Transitional Small Business Disclosure Format: Yes ___ No _X_

================================================================================

                             RAVENSWOOD WINERY, INC.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements                                            Page

     Balance Sheets as of March 31, 1999 and June 30, 1998.

     Statements of Income for the three months and nine months ended March 31, 1999 and 1998.

     Statements of Cash Flows for the nine months ended March 31, 1999 and 1998.

     Notes to Financial Statements.


Item  2.  Management's   Discussion  and  Analysis  of  Financial
Condition and Results of Operations


Item 3. Risk Factors


                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds


Item 4. Submission of Matters to a Vote of Security Holders


Item 6. Exhibits and Reports on Form 8-K

                                                       RAVENSWOOD WINERY, INC.

                                                    PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                                       RAVENSWOOD WINERY, INC.
                                                            BALANCE SHEET

                                                                                                      March 31,           June 30,
                                                                                                        1999                1998
                                                                                                     -----------         -----------
                                                                                                     (unaudited)
                                                               ASSETS
Current assets:
     Cash and cash equivalents                                                                       $ 3,124,083         $   102,272
     Accounts receivable, less allowance for doubtful accounts of $10,000                              2,809,527           1,906,498
     Prepaid income taxes                                                                                 14,850              73,849
     Inventories                                                                                      13,725,160          10,427,359
     Prepaid expenses                                                                                     69,005              38,569
     Deferred stock offering costs                                                                       371,272                --
     Deferred tax assets                                                                                  28,500             270,822
                                                                                                     -----------         -----------
         Total current assets                                                                         20,142,397          12,819,369
                                                                                                     -----------         -----------

     Property, plant and equipment, less accumulated depreciation, net                                 4,069,828           2,973,814
     Notes receivable from shareholder                                                                    59,275              28,312
     Other assets                                                                                        151,743             155,615
                                                                                                     -----------         -----------
                                                                                                       4,280,846           3,157,741
                                                                                                     -----------         -----------
                                                                                                     $24,423,243         $15,977,110
                                                                                                     ===========         ===========

                                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                                               $    17,805         $   194,464
     Current portion of capital lease obligations                                                         55,764             189,975
     Short-term borrowings                                                                             1,100,000           1,350,000
     Accounts payable                                                                                  3,818,025           2,330,967
     Accrued commissions                                                                                 366,491             246,483
     Accrued liabilities                                                                                 560,085             381,013
                                                                                                     -----------         -----------
         Total current liabilities                                                                     5,918,170           4,692,902

Long-term liabilities:
     Long-term debt, net                                                                               2,445,666           1,795,665
     Notes payable to shareholders, net                                                                     --                50,000
     Capital lease obligations, net                                                                      375,226             199,719
     Convertible debentures                                                                            2,552,500             865,000
     Other long-term liabilities                                                                          22,080                --
                                                                                                     -----------         -----------
         Total liabilities                                                                            11,313,642           7,603,286
                                                                                                     -----------         -----------

Shareholders' equity:
     Preferred stock, no par value; 1 million shares authorized, none issued
                                                                                                            --                  --
     Common stock, no par value; 20 million shares authorized                                          4,626,400           2,938,900
     Retained earnings                                                                                 8,476,384           5,434,924
     Unrealized gain on available-for-sale securities                                                      6,817                --
                                                                                                     -----------         -----------
         Total shareholders' equity                                                                   13,109,601           8,373,824
                                                                                                     -----------         -----------

                                                                                                     $24,423,243         $15,977,110
                                                                                                     ===========         ===========

                                           See accompanying notes to financial statements.

                                                       RAVENSWOOD WINERY, INC.
                                                         STATEMENT OF INCOME
                                                             (UNAUDITED)

                                                           Nine months ended March 31,               Three months ended March 31,
                                                        ---------------------------------         ---------------------------------
                                                          1 9 9 9              1 9 9 8              1 9 9 9              1 9 9 8
                                                        ------------         ------------         ------------         ------------
Gross sales                                             $ 17,610,314         $ 12,650,085         $  5,415,318         $  3,794,901

     Less excise taxes                                      (547,830)            (280,873)            (272,035)             (83,875)
     Less discounts, returns and
         allowances                                         (518,910)            (408,556)            (182,226)            (135,153)
                                                        ------------         ------------         ------------         ------------

Net sales                                                 16,543,574           11,960,656            4,961,057            3,575,873

Cost of goods sold                                         7,471,357            5,438,891            2,404,886            1,786,534
                                                        ------------         ------------         ------------         ------------

Gross profit                                               9,072,217            6,521,765            2,556,171            1,789,339

Operating expenses                                         3,735,849            2,766,085            1,395,840              914,226
                                                        ------------         ------------         ------------         ------------

Operating income                                           5,336,368            3,755,680            1,160,331              875,113
                                                        ------------         ------------         ------------         ------------

Other (expense):
     Interest expense                                       (357,685)            (257,950)            (133,378)             (93,562)
     Other, net                                              119,077               44,671               41,726               (6,129)
                                                        ------------         ------------         ------------         ------------
                                                            (238,608)            (213,279)             (91,652)             (99,691)
                                                        ------------         ------------         ------------         ------------

Income before income taxes                                 5,097,760            3,542,401            1,068,679              775,422

Provision for income taxes                                 2,056,300            1,448,000              312,451              315,000
                                                        ------------         ------------         ------------         ------------

Net income                                              $  3,041,460         $  2,094,401         $    756,228         $    460,422
                                                        ============         ============         ============         ============



Basic earnings per share                                $       0.87         $       0.60         $       0.22         $       0.13
                                                        ============         ============         ============         ============

Weighted average number of common
     shares outstanding
                                                           3,498,945            3,516,445            3,498,945            3,498,945
                                                        ============         ============         ============         ============

Diluted earnings per share                              $       0.80         $       0.56         $       0.21         $       0.12
                                                        ============         ============         ============         ============

Weighted average number of common
     shares and equivalents
     outstanding                                           3,896,083            3,819,195            3,953,588            3,801,694
                                                        ============         ============         ============         ============

                                           See accompanying notes to financial statements.

                                                       RAVENSWOOD WINERY, INC.
                                                       STATEMENT OF CASH FLOWS
                                                             (UNAUDITED)

                                                                                                    Nine months ended March 31,
                                                                                                  1 9 9 9                1 9 9 8
                                                                                                 -----------            -----------
Operations:
     Net income                                                                                  $ 3,041,460            $ 2,094,401
     Items not requiring the current use of cash:
         Depreciation and amortization                                                               292,240                136,312
         Unrealized capital appreciation                                                               6,817                   --
         Changes in other operating items:
              Accounts receivable                                                                   (903,029)              (221,648)
              Prepaid income taxes                                                                    73,849                 33,886
              Inventories                                                                         (3,297,802)            (3,189,132)
              Deferred tax asset                                                                     242,322                (21,432)
              Prepaid expenses and deferred cost                                                     (45,286)              (125,886)
              Accounts payable                                                                     1,373,769              1,253,426
              Accrued liabilities and accrued commissions                                            410,873                 52,646
                                                                                                 -----------            -----------
         Cash provided by operations                                                               1,195,213                 12,573
                                                                                                 -----------            -----------

Investments:
     Shareholder receivables                                                                         (30,963)                (1,403)
     Additions to plant and equipment                                                             (1,208,873)              (280,844)
                                                                                                 -----------            -----------
         Cash used for investing activities                                                       (1,239,836)              (282,247)
                                                                                                 -----------            -----------

Financing:
     Short-term borrowings, net                                                                     (250,000)               276,801
     Proceeds from long-term debt                                                                    672,080                278,255
     Repayments of long-term debt                                                                   (194,231)               (61,756)
     Proceeds from convertible debenture and common shares issued                                  3,375,000                   --
     Repayments of related parties' notes                                                           (165,143)                (9,995)
     Deferred stock offering costs                                                                  (371,272)                  --
     Repurchase of common shares from former owner                                                      --                 (278,255)
                                                                                                 -----------            -----------
         Cash provided by financing activities                                                     3,066,434                205,050
                                                                                                 -----------            -----------

Increase (decrease) in cash and cash equivalents                                                   3,021,811                (64,624)

Cash and cash equivalents at beginning of period                                                     102,272                211,961
                                                                                                 -----------            -----------

Cash and cash equivalents at end of period                                                       $ 3,124,083            $   147,337
                                                                                                 ===========            ===========

Cash paid during the period for:
     Interest                                                                                    $   437,243            $   225,598
                                                                                                 ===========            ===========
     Income taxes                                                                                $ 1,755,000            $ 1,540,000
                                                                                                 ===========            ===========

Noncash investing and financing information:
     Equipment purchased with capital leases                                                     $   175,507            $      --
                                                                                                 ===========            ===========

                                           See accompanying notes to financial statements.

                             RAVENSWOOD WINERY, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Financial statements:

         The balance sheet as of March 31, 1999, the statements of income for the three months and nine months ended March 31, 1999 and 1998, and the statements of cash flows for the nine months ended March 31, 1999 and 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flow at March 31, 1999, and for all periods presented above have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For further information, reference should be made to the registration statement for the Company's initial public offering, filed with the Securities and Exchange Commission on February 4, 1999, as amended.


NOTE 2 - Reclassifications:

         Certain prior period amounts have been reclassified in order to conform with the current period presentation.


NOTE 3 - Inventories:

         Inventories are summarized as follows:


                                             March 31,        June 30,
                                               1999            1998
                                            -----------     -----------
                                           (unaudited)
         Bulk wine                          $11,458,469     $ 7,898,937
         Bottled wine                         1,918,080       2,285,862
         Crop costs                              48,274          37,691
         Supplies                               132,827          72,902
         Tasting room merchandise               167,510         131,967
                                            -----------     -----------
                                            $13,725,160     $10,427,359
                                            ===========     ===========


NOTE 4 - Comprehensive income:

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 - Reporting Comprehensive Income ("SFAS 130"). SFAS 130 requires the additional reporting of a new measure of income which takes into account certain elements otherwise recorded as part of equity. For all periods presented, the difference between net income and comprehensive income consists of the changes in the unrealized gain in securities available-for-sale included as part the Company's equity.

         The following is a reconciliation of net income and comprehensive income:

                                                                     Nine months ended                    Three months ended
                                                                         March 31,                               March 31,
                                                              ------------------------------          ------------------------------
                                                               1 9 9 9             1 9 9 8             1 9 9 9              1 9 9 8
                                                              ----------          ----------          ----------          ----------
Net income                                                    $3,041,460          $2,094,401          $  756,228          $  460,422
Change in unrealized gain on
     available-for-sale securities                                 6,817                --                 6,817                --
                                                              ----------          ----------          ----------          ----------

Comprehensive income                                          $3,048,277          $2,094,401          $  763,045          $  460,422
                                                              ==========          ==========          ==========          ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

From time to time, information provided us, statements made by our employees or information included in our filings with the Securities and Exchange Commission (including this Form 10-Q) may contain statements that are not historical facts, so called "forward-looking statements," which involve risks and uncertainties. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q, the terms "anticipates," "expects," "estimates," "believes," and other similar terms as they relate to us or our management are intended to identify such forward-looking statements. For example, statements made herein relating to other operating expenses, gross sales attributable to specific tiers, and future capital expenditures, are forward-looking statements. Factors that may cause actual results to vary include, but are not limited to: (i) future and past weather and general farming conditions affecting the annual grape harvest; (ii) variations in consumer taste and preference; (iii) changes in the wine industry regulatory environment; and (iv) changes in the fair market value of our common stock. Each of these factors, and others, are discussed beginning on page 12 of this report and in the risk factor section of the Registration Statement for our initial public offering filed with the Securities and Exchange Commission on February 4, 1999, as amended. They will also be addressed in the future from time to time in our filings with the Securities and Exchange Commission.


Overview

Ravenswood produces, markets and sells premium California wines exclusively under the Ravenswood brand name. The vast majority of wines produced and sold by Ravenswood are red wines, including Merlot, Cabernet Sauvignon and, particularly, Zinfandel. To a lesser extent, Ravenswood produces white wines, including Chardonnay, French Colombard and Gewurztraminer. Ravenswood's red wines accounted for approximately 91% of its gross sales in the 1998 fiscal year, with sales of Zinfandel accounting for approximately 63% of its gross sales for that period. We expect similar results for fiscal 1999. Ravenswood believes that sales of its red wines, particularly Zinfandel, will continue to account for a significant portion of its sales in the future.

Ravenswood was founded as a partnership in 1976 by W. Reed Foster, Ravenswood's chairman and chief executive officer, and Joel E. Peterson, Ravenswood's president and winemaker. In its initial year of operation, Ravenswood harvested and crushed Zinfandel grapes from two Sonoma County vineyards. In 1979, Ravenswood converted to a limited partnership and released its first wines, consisting of 327 cases of the 1976 vintage Zinfandel. Ravenswood incorporated in California in 1986.

Since its inception, Ravenswood has grown by increasing its production volume and its portfolio of wine products. For the fiscal year ended June 30, 1998, Ravenswood realized gross sales of $17.0 million from the sale of 191,655 cases and Ravenswood branded merchandise.

The mix of products sold in any given period affects Ravenswood's gross profit as a percentage of net sales, or gross margin. In particular, as sales of the value-priced Vintners Blend Series have increased as a percentage of gross sales, Ravenswood's gross margin has decreased. The gross margin for the Vintners Blend Series is traditionally more variable than Ravenswood's higher-priced product series because a significant portion of the wine used in these products is purchased in the bulk market rather than produced by Ravenswood from grapes acquired from its traditional grape suppliers. Ravenswood has no bulk wine purchase contracts, and the price, quality and available quantity of bulk wine have fluctuated in the past and Ravenswood expects that they will continue to fluctuate in the future.

The timing for release of Ravenswood's products, particularly its County Series and Vineyard Designate Series, also significantly affects Ravenswood's sales in specific periods. Ravenswood traditionally releases new vintages of its Vineyard Designate Series in the fourth fiscal quarter or the first fiscal quarter of the subsequent fiscal year. In addition, the release dates of some of Ravenswood's County Series wines fluctuate between the third and fourth fiscal quarters of each fiscal year. The timing of these release dates is based upon the winemakers' determination as to the optimal flavor characteristics of these wines. Release dates have fluctuated in the past and can be expected to continue to fluctuate from year to year, which may make comparison of results on a period-to-period basis less meaningful.

The nature of the winemaking process, including the need for wine to be aged before it is released, requires Ravenswood to incur significant expenses in producing products which may not generate revenues until up to two years later. Any factors that may prevent or delay the sale of Ravenswood's wines at the prices anticipated at the time of their production could adversely affect its liquidity and reduce its profits.

The pricing for grapes obtained from Ravenswood's suppliers is determined annually by reference to benchmark price quotations or through negotiation. As a result, the cost of grapes used in Ravenswood's wine production has fluctuated and is expected to continue to fluctuate. Ravenswood has traditionally attempted to moderate and stabilize price increases from year to year. Consequently, gross margins realized by Ravenswood have fluctuated in the past and are expected to continue to fluctuate with the price of grapes used in production.

Ravenswood does not have an in-house sales staff. It markets and sells its wine both to "on-premise" restaurants and "off-premise" retailers, such as liquor stores, specialty wine stores, supermarkets and discounters. Ravenswood sells its products directly in California, utilizing five warehouses throughout the state and a network of seven brokers. Ravenswood realizes significantly greater gross margins in areas, such as California, where it relies on direct sales facilitated through brokers without the use of distributors. Sales within California accounted for approximately 50% of Ravenswood's gross sales in the 1998 fiscal year. Of this amount, approximately 11% of gross sales were purchases by California and non-California consumers through Ravenswood's tasting room and approximately 39% of gross sales were sales to retail accounts. We expect similar results for fiscal 1999. Ravenswood believes that sales within California will continue to account for a substantial portion of its sales in the future.

Results of Operations

The following table sets forth items from Ravenswood's statement of income, expressed as a percentage of net sales, for the periods indicated:


                                             Three Months      Nine Months Ended
                                            Ended March 31,        March 31,
                                            ---------------     ---------------
Statement of Income Data:                   1998      1999       1998      1999
-------------------------                   -----     -----     ------    -----
Net Sales ..............................    100.0%    100.0%    100.0%    100.0%
Cost of Goods Sold .....................     50.0      48.5      45.5      45.2
                                            -----     -----     -----     -----
Gross Profit ...........................     50.0      51.5      54.5      54.8
Operating Expenses:
 Deferred Compensation Expense .........       --        --        --        --
 Other Operating Expenses ..............     25.6      28.1      23.1      22.6
                                            -----     -----     -----     -----
Operating Income .......................     24.4      23.4      31.4      32.2
Other Expense, net .....................      2.8       1.9       1.8       1.4
                                            -----     -----     -----     -----
Income Before Income Taxes .............     21.7      21.5      29.6      30.8
Provision for Income Taxes .............      8.8       6.3      12.1      12.4
                                            -----     -----     -----     -----
Net Income .............................     12.9%     15.2%     17.5%     18.4%
                                            =====     =====     =====     =====

Nine Months Ended March 31, 1999 and 1998

Sales

Net sales consist of gross sales of Ravenswood's wines and merchandise, less excise taxes, discounts, returns and allowances. Net sales of Ravenswood's products increased to $16.5 million in the nine months ended March 31, 1999, from $12 million in the nine months ended March 31, 1998. This increase is primarily attributable to an increase in the volume of wines produced and sold by Ravenswood. In the nine months ended March 31, 1999, case sales of Ravenswood's products increased to 195,600 cases, from 138,988 cases in the nine months ended March 31, 1998, while the average price per case decreased by approximately .7%. This decrease in average price per case is primarily attributable to the increase in sales of Ravenswood's value-priced Vintners Blend Series as a percentage of gross sales and, to a lesser extent, to the respective release dates of Vineyard Designate Series Zinfandel products in each of these periods.

The percentages of gross sales attributable to the Vintners Blend Series, County Series and Vineyard Designate Series were approximately 53%, 27% and 18%, respectively, in the nine months ended March 31, 1999, as compared to 53%, 26% and 19%, respectively, in the corresponding period for fiscal 1998. Sales of Ravenswood branded merchandise accounted for approximately 1.5% of gross sales for the nine months ended March 31, 1999 compared to 2% for the corresponding period in fiscal 1998. Ravenswood expects that the percentage of gross sales attributable to sales of its Vintners Blend Series and, to a lesser extent, its County Series, will increase relative to sales of Ravenswood's Vineyard
Designate Series as Ravenswood continues to expand its production and product offerings within these segments.

Cost of Goods Sold

Cost of goods sold includes the costs of:

     o   Grapes
     o   Bulk wine
     o   Packaging materials
     o   Labor used in wine production
     o   Bottling expenses
     o Overhead allocated to production costs from winery facilities and equipment

These costs are capitalized as inventory and depleted as costs of goods sold are recognized. Cost of goods sold increased to $7.5 million, or 45.2% of net sales, in the nine months ended March 31, 1999, from $5.4 million, or 45.5% of net sales, in the corresponding period in fiscal 1998. The increase in the amount of cost of goods sold is primarily due to an increase in the total volume of wine sold.

Gross Profit

Ravenswood's gross profit increased to $9.1 million in the nine months ended March 31, 1999, from $6.5 million in the corresponding period for fiscal 1998, and increased as a percentage of net sales to 54.8% from 54.5% in these respective periods. The increase in the amount of gross profit is primarily attributable to increases in sales volumes across all product lines.

Operating Expenses

Deferred   Compensation   Expense:   No   deferred  compensation  expenses  were
recognized in the nine months ended March 31, 1998 and March 31, 1999.

Other Operating Expenses: Other operating expenses consist of sales and marketing overhead, commissions paid to independent brokers, advertising and merchandising expenses, salaries and facilities expenses unrelated to wine production, insurance and professional services expenses. Other operating expenses increased to $3.7 million in the nine months ended March 31, 1999, from $2.8 million in the corresponding period for fiscal 1998. As a percentage of net sales, other operating expenses decreased to 22.6% of net sales in the nine months ended March 31, 1999, from 23.1% of net sales in the nine months ended March 31, 1998. This increase is primarily attributable to increases in brokerage commissions related to Ravenswood's increased sales volumes, particularly in California. Additionally, during this period, a portion of employee bonuses were accrued which had been recognized only in the 4th quarter in previous financial statements. The decrease in other operating expenses as a percentage of net sales is primarily attributable to increased sales volumes without corresponding increases in administrative staff or other overhead expenses. Ravenswood expects other operating expenses to increase as it continues to increase production and now that it is a public company.

Other Expense, Net

Other expense consists of non-operating income and expense items, which primarily consist of interest on outstanding indebtedness. These items have tended to fluctuate from year to year. Other expense amounted to $213,279 and $238,608 in the nine months ended March 31, 1998 and 1999, respectively. Ravenswood expects that these expenses will increase as it is required to pay interest on $1,687,500 worth of convertible debentures issued in the second quarter of the 1999 fiscal year. Ravenswood expects that this expense may be offset in part by interest earned on that portion of the proceeds of our 1999 initial public offering that is retained as working capital as well as interest earned from proceeds from the sale of common stock in 1998 that was not used for the quarry project. Interest payments on the debentures commenced in January 1999 and will continue to be paid on a quarterly basis until the debentures are converted or redeemed, or until they mature.

Provision for Income Taxes

The provision for income taxes reflects an estimated annualized effective tax rate of 40.3% at March 31, 1999, and 40.9% at March 31, 1998. Ravenswood does not expect a material change in its effective tax rate in the near future.

Net Income and Earnings Per Share

Net income for the nine months ended March 31, 1999 increased to $3.0 million as compared to $2.1 million for the corresponding period in fiscal 1998. The increase was due primarily to the increased volume in sales. Diluted earnings per share for the nine months ended March 31, 1999 increased to $.80 per share from $.56 for the nine months ended March 31, 1998.

Three Months Ended March 31, 1999 and 1998

Sales

Net sales of Ravenswood's products increased to $5.0 million in the three months ended March 31, 1999, from $3.6 million in the three months ended March 31, 1998. This increase is primarily attributable to an increase in the volume of wines produced and sold by Ravenswood. In the three months ended March 31, 1999, case sales increased to 65,108 cases from 47,306 cases in the three months ended March 31, 1998, while the average price per case increased to $82.36 from $79.32 in these respective periods. The increase in average price per case is primarily attributable to the increase in sales of the County Series as a percentage of gross sales.

The percentages of gross sales attributable to the Vintners Blend Series, County Series and Vineyard Designate Series were 65%, 29% and 5%, respectively, for the three months ended March 31, 1999, as compared to 75%, 16% and 8%, respectively, in the corresponding period for fiscal 1998. Sales of Ravenswood branded merchandise accounted for approximately 1% of gross sales for the three months ended March 31, 1999 compared to 2% for the three months ended March 31, 1998.

Cost of Goods Sold

Cost of goods sold increased to $2.4 million, or 48.5% of net sales, for the three months ended March 31, 1999, from $1.8 million, or 50.0% of net sales, for the corresponding period in fiscal 1998. The increase in the amount of cost of goods sold is primarily due to an increase in the total volume of wine sold. The decrease in cost of goods sold as a percentage of net sales is primarily attributable to the increase in sales of Ravenswood's County Series as a percentage of gross sales.

Gross Profit

Ravenswood's gross profit increased to $2.6 million in the three months ended March 31, 1999, from $1.8 million in the three months ended March 31 1998, and increased as a percentage of net sales to 51.52% from 50.04% in these respective periods. The increase in aggregate gross profit is primarily attributable to increases in sales volumes across all of Ravenswood's product lines. The increase in gross profit as a percentage of net sales is primarily attributable to an increase in sales of the County Series as a percentage of gross sales.

Operating Expenses

No deferred compensation expenses were recognized in the three months ended March 31, 1999 and March 31, 1998.

Other Operating Expenses: Other operating expenses increased to $1.4 million in the three months ended March 31, 1999, from $914,226 in the corresponding period for fiscal 1998, and increased as a percentage of net sales to 28.0% from 25.6%. The increase in the amount of other operating expenses is primarily attributable to increases in brokerage commissions related to Ravenswood's increased sales volumes and to the accrual in the 1999 period of a portion of annual employee bonuses that were recognized only in the 4th quarter in previous financial statements.

Other Expense, Net

Other expense amounted to $91,652 and $99,691, or 1.85% and 2.79% of net sales, in the three months ended March 31, 1999 and 1998, respectively. The decrease as a percentage of sales was due to an offset of interest income generated from investment of proceeds from the 1998 private equity offering.

Provision for Income Taxes

The provision for income taxes reflects an estimated annualized effective tax rate of 29.2% for the three months ended March 31, 1999 and 40.6% for the corresponding period in fiscal 1998. The decrease in the effective tax rate for the three months ended March 31, 1999 was a result of application of a deferred tax asset to the quarterly tax calculation.


Selected Quarterly Results of Operations

The following table presents Ravenswood's results of operations for each of the six quarters prior to and including the quarter ended March 31, 1999. The quarterly information is unaudited, but management believes that the information regarding these quarters has been prepared on the same basis as the audited financial statements appearing in the registration statement for the Company's initial public offering, filed with the Securities and Exchange Commission on February 4, 1999, as amended. In the opinion of management, all necessary adjustments have been included to present fairly the unaudited quarterly results when read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-Q filing.

                                                                                 Quarter Ended
                                                -------------------------------------------------------------------
                                                December 31, March 31, June 30, September 30, December 31, March 31,
                                                    1997       1998      1998       1998         1998        1999
                                                  -------     -------   -------    -------      -------     -------
Statement of Income Data:
(In thousands)
Gross Sales ..................................    $ 4,277     $ 3,795   $ 4,367    $ 6,342      $ 5,853     $ 5,415
  Less Excise Taxes ..........................         68          84       272        225           51         272
  Less Discounts, Allowances and
   Returns ...................................        150         135       165        155          182         182
                                                  -------     -------   -------    -------      -------     -------
Net Sales ....................................      4,059       3,576     3,930      5,962        5,620       4,961
Cost of Goods Sold ...........................      1,848       1,787     1,958      2,528        2,538       2,405
                                                  -------     -------   -------    -------      -------     -------
Gross Profit .................................      2,211       1,789     1,972      3,434        3,082       2,556
                                                  -------     -------   -------    -------      -------     -------
Operating Expenses:
 Deferred Compensation Expense ...............       --          --       2,206       --           --          --
 Other Operating Expenses ....................        972         914     1,269      1,215        1,125       1,396
                                                  -------     -------   -------    -------      -------     -------
Operating Income (Loss) ......................      1,239         875    (1,503)     2,219        1,957       1,160
Other (Income) Expense .......................         79         100       260         73           74          92
                                                  -------     -------   -------    -------      -------     -------
Income (Loss) Before Income Taxes ............      1,160         775    (1,763)     2,146        1,884       1,068
Provision for Income Taxes ...................        475         315       144        929          815         312
                                                  -------     -------   -------    -------      -------     -------
Net Income (Loss) ............................    $   685     $   460   $(1,907)   $ 1,217      $ 1,068     $   756
                                                  =======     =======   =======    =======      =======     =======

Ravenswood has experienced seasonal and quarterly fluctuations in sales, operating expenses and net income. Because Ravenswood manages its business to achieve long-term strategic objectives, it may make decisions that it believes will enhance its long-term growth and profitability, even if these decisions adversely affect quarterly earnings. These decisions include: (a) when to release its wines for sale; (b) how to position its wines competitively; and (c) which grape and bulk wine sources to use to produce its wines. In addition, the release dates of Ravenswood's Vineyard Designate Series and County Series have resulted in fluctuations in Ravenswood's results on a quarter-to-quarter basis. Ravenswood's sales volume may also change depending upon its distributors' inventory levels. The results of operations for any quarter are not necessarily indicative of the results of any future period. The market price of Ravenswood's common stock may fluctuate significantly in response to these quarter-to-quarter variations.

Results of operations for the quarter ended June 30, 1998 were materially affected by a $2.2 million expense recognized in connection with a deferred compensation arrangement with W. Reed Foster, Ravenswood's chairman and chief executive officer. This arrangement was terminated as of July 1, 1998. No additional deferred compensation expenses relating to this arrangement have been or will be incurred in subsequent periods.

FINANCIAL CONDITION

Assets

Our total assets increased to $24 million at March 31, 1999 from $16 million, or 50.2%, at June 30, 1998. Our inventory increased by $3.3 million from June 30, 1998 to $13.7 million on March 31, 1999. We expect total assets to continue to increase as we expand inventory and build our new production facility.

Liabilities

Our total liabilities increased to $11.3 million at March 31, 1999 from $7.6 million, or 48.8%, at June 30, 1998. At March 31, 1999, our long-term debt outstanding was $5.4 million and $1.1 million was available under the terms of our lines of credit.

Liquidity and Capital Resources

Ravenswood has funded its capital requirements primarily with cash flows from operations, a mix of short-term and long-term borrowings, and the sale of its securities. Cash and cash equivalents totaled $3.1 million at March 31, 1999, as compared to $102,272 at June 30, 1998. The increase in cash and cash equivalents is primarily due to the receipt of the net proceeds from Ravenswood's sale of securities completed in December 1998.

Net cash provided by operations was $1.2 million for the nine months ended March 31, 1999. The principal use of cash from operations in this period was the acquisition of additional inventory through increased production, while the principal source of cash was net income. Inventory acquisitions were relatively lower for the nine months ended March 31, 1999, but are expected to increase in the fourth quarter.

Net cash used for investing activities totaled $1.2 million for the nine months ended March 31, 1999, as compared to $282,247 for the nine months ended March 31, 1998. The increase was primarily a result of costs associated with Ravenswood's new production facility under construction. Ravenswood expects that net cash used for investing activities will increase in the future as additional investments in plant and equipment are made in completing the new production facility.

Net cash provided by financing activities was $3.1 million for the nine months ended March 31, 1999, as compared to $205,050 for the nine months ended March 31, 1998. The principal source of cash provided by financing activities in this period was short- and long-term borrowings under two lines of credit with Pacific Coast Farm Credit Services and long-term borrowings, including additional obligations to Pacific Coast. In addition, in the nine months ended March 31, 1999, a principal source of cash was Ravenswood's sale of securities completed in December 1998. The principal use of cash from financing activities in this period was for repayment of obligations under Ravenswood's various short- and long-term borrowing arrangements. Ravenswood also used funds to repay notes payable to related parties. In the 1998 fiscal year, Ravenswood used $278,255 in cash for the repurchase of outstanding shares of common stock from one of its former officers and later obtained a loan for that amount from Pacific Coast.


The majority of Ravenswood's grape purchases occur in the second fiscal quarter, when the fruit is harvested. Most grape purchase contracts specify the timing of payment for these purchases. The actual payment dates vary depending upon the terms of the individual contract. Based upon its grape purchase contracts for the 1998 harvest, these payments will be made in the following manner: 42%, 19% and 21% in the second, third and fourth quarters of fiscal 1999, respectively, and 18% in the first quarter of fiscal 2000. As a result of harvest costs and the timing of grape and bulk purchase payments, Ravenswood's inventory and related cash requirements generally peak during the second or third fiscal quarters. Cash requirements also fluctuate depending upon the level and timing of capital spending and tax payments.

Ravenswood leases barrels and other equipment used in the production of its wines. Ravenswood estimates that aggregate lease payments for barrels and other equipment will be $222,844 for the 1999 fiscal year. Ravenswood anticipates that it will enter into additional leasing arrangements as it increases its production.

In December 1994, Ravenswood completed a private sale of $865,000 of convertible debentures due December 31, 2004. Each $10,000 debenture is convertible into 3,500 shares of common stock at any time prior to December 31, 1999 upon request of the holder. If the debentures are not converted, Ravenswood may redeem them at face value at any time during the period from January 1, 2000 until the maturity date. Ravenswood pays interest quarterly on the debentures based on a floating index tied to prime bank rates for a five-year period. The interest rate is adjusted every 18 months, except that in no period may the interest rate adjustment exceed 2%, or the maximum interest rate exceed 11%.

In December 1998, Ravenswood completed a private sale of $1.7 million of convertible debentures due December 31, 2008 and $1.7 million of common stock. Each $10,000 debenture is convertible into 900 shares of common stock at any time prior to December 31, 2003, upon request of the holder. If the debentures are not converted, Ravenswood may redeem them at face value at any time during the period from January 1, 2004 until the maturity date. Ravenswood pays interest quarterly on the debentures in an amount equal to the prime interest rate quoted by Bank of America NT&SA plus 1%. The interest rate is adjusted every 18 months, except that in no period may the interest rate adjustment exceed 2%, or the maximum interest rate exceed 11%.

Ravenswood has two lines of credit with Pacific Coast Farm Credit Association, under which Ravenswood may borrow up to a total of $2.8 million. As of March 31, 1999, Ravenswood had $1.8 million outstanding under these lines of credit. In addition, on April 26, 1999 Ravenswood closed a $4.6 million construction loan from Pacific Coast for the purpose of financing the construction of its new production facility. The loan will be used as funds for construction are needed. The loan is secured by the new production facility and its lease. The estimated $2.5 million in remaining costs to complete the facility are to be funded from the 1998 private equity offering. Equipment will be acquired through a $2 million commitment for leases.

Since 1989, Ravenswood has periodically borrowed funds for short-term working capital from its executive officers. Notes to W. Reed Foster, Ravenswood's chairman and chief executive officer, and Joel E. Peterson, its winemaker and president, were retired during the quarter ended March 31, 1999.

On April 14, 1999, Ravenswood completed an initial public offering of one million shares of common stock at a price of $10.50 per share. W.R. Hambrecht & Company, LLC acted as underwriter for the offering. The proceeds of the offering will be used for: wine inventory, expansion of production facilities, general corporate purposes and retirement of indebtedness, and to pay for expenses and underwriting discounts associated with the offering. Ravenswood's shares are listed on the Nasdaq National Market under the trading symbol RVWD.

The full extent of Ravenswood's future capital requirements and the adequacy of its available funds will depend on many factors, not all of which can be accurately predicted. Although no assurance can be given, Ravenswood believes that anticipated cash flow from operations, borrowings under its existing credit agreements, its proposed additional line of credit, and proceeds from its recent public offering and other recent financing activities will be sufficient to fund its capital requirements, including its planned expansion, for at least the next 12 months. In the event that additional capital is required, Ravenswood may seek to raise that capital through public or private equity or debt financings. Future capital funding transactions may result in dilution to shareholders.

There can be no assurance that additional capital will be available on favorable terms, if at all. Ravenswood's inability to obtain additional capital on acceptable terms would limit its growth and could have a negative impact on its business. Ravenswood uses substantial amounts of its working capital to purchase grapes and bulk wine supplies from third parties and to pay for the use of third-party production facilities in its wine production. Ravenswood also uses capital to fund its own grape-growing and winemaking activities. Ravenswood expects that it will need an increased amount of working capital over the next several years to fund increases in its production level and inventory.

Risks associated with potential Year 2000 problems

Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot reliably distinguish dates beginning on January 1, 2000 from dates prior to the year 2000. Many companies' software and computer systems may need to be upgraded or replaced in order to process correctly dates beginning in 2000 and to comply with the Year 2000 requirements. Ravenswood is reviewing its information systems for any potential Year 2000 problems that might arise as a result of these requirements, and does not believe its systems will be affected by the upcoming change in century. However, Ravenswood utilizes third-party equipment and software that may not be Year 2000 compliant. If this third-party equipment or software fails to process dates for the year 2000 and dates that follow properly, Ravenswood could incur unanticipated expenses to remedy any problems, which could harm its business.

In addition, Ravenswood relies on various service providers, including banks, and on grape and bulk wine suppliers, third-party production facilities and distributors. The software and computer systems of any of these entities could have Year 2000 problems. A disruption in the supply of services or products Ravenswood receives from any of these entities due to Year 2000 problems could harm its business.

                         FACTORS THAT MAY AFFECT RESULTS

A reduction in consumer demand for premium red wines could harm our business

Because a large percentage of the wines we produce are premium red wines, including Merlot, Cabernet Sauvignon and, in particular, Zinfandel, our business would be harmed if consumer demand for red wines in general, or Zinfandel in particular, failed to grow or declined. An overall reduction in consumer demand for premium wine would also harm our business.

A reduction in the supply of grapes and bulk wine available to us from the independent grape growers and bulk wine suppliers on whom we rely could reduce our annual production of wine

We rely on annual contracts, many of which are not in writing, with over 60 independent growers to purchase substantially all of the grapes used in our wine production. We cannot assure you that we will be able to contract for the purchase of grapes at acceptable prices from these or other suppliers in the future. The terms of many of our purchase agreements also constrain our ability to discontinue purchasing grapes in circumstances where we might want to do so. Those agreements provide that, while either party may terminate the agreement at any time, both parties must continue to abide by its terms for three years following termination.

We are dependent on bulk wine suppliers for the production of several of our wines, particularly our Vintners Blend Series. We do not have contracts with bulk wine suppliers or agreements that would protect us from fluctuations in the price or availability of bulk wine. The availability and price of bulk wine significantly affect the quality and production levels of our products that contain bulk wine. The price, quality and available quantity of bulk wine have fluctuated in the past. It is possible that we will not be able to purchase bulk wine of acceptable quality at acceptable prices and quantities in the future, which could increase the cost or reduce the amount of wine we produce for sale. This could cause reductions in our sales and profits.

Bad weather, plant diseases and other factors could reduce the amount or quality of the grapes we need to produce our wines

A shortage in the supply of quality grapes may result from the occurence of any number of the factors which determine the quality and quantity of grape supply, such as weather conditions, pruning methods, the existence of diseases and pests, and the number of vines producing grapes, as well as the level of consumer demand for wine. Any shortage could cause an increase in the price of some or all of the grape varieties required for our wine production and/or a reduction in the amount of wine we are able to produce, which could harm our business and reduce our sales and profits.

For example, due to the effects of El Nino, the grape supply available to us for the 1998 harvest was lower than for the 1997 harvest, which we believe was an unusually large harvest. Therefore, the inventory of our 1998 vintage may be less than that of our 1997 vintage. As a result, the growth of our sales may be limited in fiscal years 2000 and 2001, when most of our 1998 vintage will be released for sale.

Factors which reduce the quantity of grapes may also reduce their quality, which in turn could reduce the quality or amount of wine we produce. A deterioration in the quality of our wines could harm our brand name, and a decrease in our production could reduce our sales and profits.

Although we grow only a small portion of the grapes we use, our business is still subject to numerous agricultural risks. Most of the vineyards that supply our grapes are primarily planted to rootstocks believed to be resistant to Phylloxera, a pest that feeds on susceptible grape rootstocks. However, we cannot be certain that these vineyards, or vineyards from which we obtain grapes in the future, will not become susceptible to current or new strains of Phylloxera, plant insects or diseases. Any resulting reduction in grape supply could reduce our sales and profits.

An oversupply of grapes may also harm our business by increasing the supply of wine sold by our competitors

The recent increase in demand for premium wine has resulted in the planting of additional vineyards, both domestically and internationally, and the replanting of existing vineyards to greater densities, which could result in a significant increase in the supply of premium wine grapes. An oversupply of grapes may significantly increase the amount of premium wine produced. An increase in the supply of premium wine may reduce the price of premium wines. This oversupply of premium wines could harm our business because we only produce premium wines. Oversupply may also increase the amount of premium wine available to our distributors and retail outlets, which would increase competition in our distribution channels.

The loss of Mr. Foster, Mr. Peterson or other key employees would damage our reputation and business

We believe that our success largely depends on the continued employment of a number of our key employees, including W. Reed Foster, our chairman and chief executive officer, and Joel E. Peterson, our president and winemaker. Any inability or unwillingness of Mr. Foster, Mr. Peterson or other key management team members to continue in their present capacities could harm our business and our reputation. For instance, if Mr. Peterson's relationship with Ravenswood were to terminate for any reason, we would need to find a successor winemaker. We cannot be certain that we could find or hire a successor winemaker with skills equivalent to those of Mr. Peterson.

Because a significant amount of our sales is made through brokers, a change in our relationship with any of them could harm our business

In the 1998 fiscal year, approximately 75% of our gross sales were made through brokers. A change in our relationship with any of our brokers could harm our business and reduce our sales. Our most successful broker was responsible for 21% of our gross sales in the 1998 fiscal year, and our ten most successful brokers were responsible for 69% of our gross sales in the 1998 fiscal year.

Because some states have laws that prohibit distributor changes, our sales may be reduced if we cannot replace an under-performing distributor

Our sales outside of California largely depend on the use of distributors. Our ten largest distributors accounted for approximately 23% of our gross sales for the 1998 fiscal year, and we expect that sales to our ten largest distributors will continue to represent a substantial portion of our sales in the future. The laws and regulations of several states prohibit distributor changes except under limited circumstances. As a result, it may be difficult for us to replace distributors that do not perform adequately, which may reduce our sales and profits.

Our business may be harmed if our distributors fail to market our products effectively

We depend largely on our distributors in areas outside California to market our products to the restaurants and retail outlets they service. Other premium wine producers, as well as the producers of alternative beverages, compete for our distributors' marketing resources. A failure by our distributors to market our products as effectively as they, or other distributors, market our competitors' products could harm our business.

The market price of our stock may fluctuate due to seasonal fluctuations in our wine sales, operating expenses and net income

We experience seasonal and quarterly fluctuations in sales, operating expenses and net income. Generally, the second and third quarters of our fiscal year have lower sales volumes than the first and fourth quarters. We have managed, and will continue to manage, our business to achieve long-term objectives. In doing so, we may make decisions that we believe will enhance our long-term profitability, even if these decisions may reduce quarterly earnings. These decisions include: (a) when to release our wines for sale; (b) how to position our wines competitively; and (c) which grape and bulk wine sources to use to produce our wines. In addition, fluctuations in our distributors' inventory levels may affect our sales volume. These and other factors relating to seasonality and business decisions may cause fluctuations in the market price of our common stock.

We also compete with popular low-priced "generic" wines and with beer and other alcoholic and non-alcoholic beverages both for demand and for access to distribution channels. Many of the producers of these beverages also have significantly greater financial, technical, marketing and public relations resources than we do. Our sales may be harmed to the extent any alternative beverages are introduced that compete with wine. We may not be able to compete successfully against these wine or alternative beverage producers.

A reduction in our access to, or an increase in the cost of, the third-party services we use to produce our wine could harm our business

We utilize several third-party facilities, of which there is a limited supply, for the production activities associated with our wines. Our inability in the future to use these or alternative facilities, at reasonable prices or at all, could increase the cost or reduce the amount of our production, which could reduce our sales and our profits. We do not have long-term agreements with any of these facilities. The activities conducted at outside facilities include: (a) crushing; (b) fermentation; (c) storage; (d) blending; and (e) bottling. Our reliance on these third parties varies according to the type of production activity. As production increases, we must increasingly rely upon these third-party production facilities. Reliance on third parties will also vary with annual harvest volumes.

A failure to complete the expansion of our facilities as planned could limit our production of wine and harm our business

We are currently building a new facility, which we are calling the Quarry Facility, in order to increase our production capacity. Our failure to complete the Quarry Facility, or otherwise expand our production capabilities, would limit our production capacity, would require greater use of third-party production facilities, and could reduce our sales and/or profits. Upon its completion, we expect to use both the Quarry Facility and our current Gehricke Road Facility for a majority of our operations.

We expect to utilize the Quarry Facility fully upon its completion. As a result, any further expansion of our production capacity may require us to use third-party production facilities or to continue to expand our own production capacity. Our failure to expand our production capacity, or to secure capacity from third parties, either at acceptable prices or at all, could limit our production and reduce our sales and/or profits.

Adverse public opinion about alcohol may harm our business

While a number of research studies suggest that moderate alcohol consumption may provide various health benefits, other studies conclude or suggest that alcohol consumption has no health benefits and may increase the risk of stroke, cancer and other illnesses. An unfavorable report on the health effects of alcohol consumption could significantly reduce the demand for wine, which could harm our business and reduce our sales and profits.

In recent years, activist groups have used advertising and other methods to inform the public about the societal harms associated with the consumption of alcoholic beverages. These groups have also sought, and continue to seek, legislation to reduce the availability of alcoholic beverages, to increase the penalties associated with the misuse of alcoholic beverages, or to increase the costs associated with the production of alcoholic beverages. Over time, these efforts could cause a reduction in the consumption of alcoholic beverages generally, which could harm our business and reduce our sales and profits.

Contamination of our wines would harm our business

Because our products are designed for human consumption, our business is subject to hazards and liabilities related to food products, such as contamination. A discovery of contamination in any of our wines, through tampering or otherwise, could result in a recall of our products. Any recall would significantly damage our reputation for product quality, which we believe is one of our principal competitive assets, and could seriously harm our business and sales. Although we maintain insurance to protect against these risks, we may not be able to maintain insurance on acceptable terms and this insurance may not be adequate to cover any resulting liability.

Increased regulatory costs or taxes would harm our financial performance

The wine industry is regulated extensively by the Federal Bureau of Alcohol, Tobacco and Firearms, various foreign agencies, and state and local liquor authorities. These regulations and laws dictate various matters, including:

     o   Excise taxes
     o   Licensing requirements
     o   Trade and pricing practices
     o   Permitted distribution channels
     o   Permitted and required labeling
     o   Advertising
     o   Relationships with distributors and retailers

Recent and future zoning ordinances, environmental restrictions and other legal requirements may limit our plans to expand our production capacity, as well as any future development of new vineyards and wineries. In addition, federal legislation has been proposed that could significantly increase excise taxes on wine. Other federal legislation has been proposed which would prevent us from selling wine directly through the mail. This proposed legislation, or other new regulations, requirements or taxes could harm our business and operating results. Future legal or regulatory challenges to the wine industry could also harm our business and impact our operating results.

Because our directors and officers have significant control over Ravenswood, other investors do not have as much influence on corporate decisions as they would if control were less concentrated

Following our initial public offering and assuming that all debentures held by our directors and executive officers and their respective affiliates have been converted, our directors and executive officers and their respective affiliates will beneficially own 2,225,641 shares of common stock, or approximately 48.5% of our outstanding common stock. Of these shares, 2,131,151 shares, plus an additional 19,530 shares not held of record by Ravenswood's affiliates, have been placed in a voting trust. The trustees of this voting trust are Messrs. Foster, Peterson, Faggioli, and Wisner, all of whom serve as directors of Ravenswood. As a result, Messrs. Foster, Peterson, Faggioli and Wisner have significant influence in the election of directors and the approval of corporate actions that must be submitted for a vote of shareholders.

The interests of these affiliates may conflict with the interests of other shareholders, and the actions they take or approve may be contrary to those desired by the other shareholders. This concentration of ownership may also have the effect of delaying, preventing or deterring an acquisition of Ravenswood by a third party.

Natural disasters, including earthquakes or fires, could destroy our facilities or our inventory

The Gehricke Road Facility, the Quarry Facility and all of the third-party facilities we use to produce and store our wine are located in areas that are subject to earthquake activity. If we lost all or a portion of our wine prior to its sale or distribution as a result of earthquake activity, we would lose our investment in, and anticipated profits and cash flows from, that wine. Such a loss would seriously harm our business and reduce our sales and profits.

In addition, we must store our wine in a limited number of locations for a period of time prior to its sale or distribution. Any intervening catastrophies, such as a fire, that result in the destruction of all or a portion of our wine would result in a loss of our investment in, and anticipated profits and cash flows from, that wine. Such a loss would seriously harm our business and reduce our sales and profits.

Our small size and relatively low trading volume may limit the market price, liquidity or trading volume of our stock

Our small size and relatively low trading volume may reduce the amount of research coverage from market analysts. This reduced level of coverage may limit the market price, liquidity or trading volume of our common stock.

                             RAVENSWOOD WINERY, INC.

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

Proceeds from the public offering have been deposited into a money market account approved by the Board of Directors at their meeting of April 6, 1999.


Item 4.  Submission of Matters to a Vote of Security Holders

As of February 1, 1999, we circulated a written consent of shareholders representing 2,199,891 shares out of a total of 3,550,852 issued and outstanding shares of our common stock. Pursuant to the written consent, our shareholders approved the proposals more fully described below.

1. Election of each of the following directors: Joel E. Peterson, W. Reed Foster, Justin M. Faggioli, James F. Wisner, Callie S. Konno and Robert E. McGill III, each to serve until our next Annual Meeting of Shareholders and until his or her successor is duly elected and qualified or until his or her earlier resignation or removal.

2.  Amendment and restatement of our Articles of Incorporation.

3.  Amendment and restatement of our Bylaws.

4.  Approval of our 1999 Equity Incentive Plan.

5.  Approval of our Employee Stock Purchase Plan.

6. Approval of an officer loan from us to W. Reed Foster, our Chairman of the Board and Chief Executive Officer, for $335,000, in connection with the termination, effective July 1, 1998, of a deferred compensation arrangement.


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits.

         Exhibit Number
         --------------
              27.1                Financial Data Schedule

     (b) Reports on Form 8-K.

         None.

                             RAVENSWOOD WINERY, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May __, 1999                     Ravenswood Winery, Inc.
-------------------                     ----------------------------------------
                                             (Registrant)


                                        /s/ Callie S. Konno
                                        ----------------------------------------
                                        Callie S. Konno
                                        Chief Financial Officer




Dated: May __, 1999                     /s/ W. Reed Foster
-------------------                     ----------------------------------------
                                        W. Reed Foster
                                        Chairman of the Board and Chief
                                        Executive Officer