Form 10KSB/A
period 1999-06-30
RAVENSWOOD WINERY INC
filed 1999-10-01
CIK 937015

THIS DOCUMENT IS A COPY OF THE 10KSB FILED ON SEPTEMBER 29, 1999 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ________ to _________.

                        Commission File Number: 0-30002

                            RAVENSWOOD WINERY, INC.
          (Exact name of small business as specified in its charter)

          California                                    94-3026706
(State or other jurisdiction                (I.R.S. Employer Identification No.)
incorporation or organization)


          18701 Gehricke Road                             95476
          Sonoma, California                            (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (707) 938-1960

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Title of each exchange on which registered
-------------------                   ------------------------------------------

                                     None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, no par value

     Check  whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. [X].

     State issuer's revenues for its most recent fiscal year. $23,729,787.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. For purposes of the foregoing calculation only, the issuer has included in the shares owned by affiliates the beneficial ownership of common equity of officers and directors of the registrant and members of their families, and such inclusion shall not be construed as an admission that any such person is an affiliate for any other purpose. $25,298,973.

     As of September 5, 1999, there were 4,568,352 outstanding shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the issuer's Proxy Statement related to the 1999 Annual Meeting of Shareholders, to be filed subsequent to the date hereof--Part III

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized on October 1, 1999.



                            RAVENSWOOD WINERY, INC.


                        By: /s/ Callie S. Konno
                            -----------------------------------------
                            Callie S. Konno, Chief Financial Officer,
                            Treasurer and Director (Principal Financial Officer)