Form 10QSB
period 1999-09-30
RAVENSWOOD WINERY INC
filed 1999-11-12
CIK 937015

================================================================================

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 1999

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
      (State or Other Jurisdiction of                   (I.R.S. Employer
      Incorporation or Organization)                   Identification No.)

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

                                 Yes [X]  No [ ]

The number of shares outstanding of the Issuer's Common Stock on November 8, 1999 was 4,568,352.

Transitional Small Business Disclosure Format: Yes [ ] No [X]


================================================================================

                             RAVENSWOOD WINERY, INC.

                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS                                          Page
                                                                            ----

    Balance Sheets as of September 30, 1999 and June 30, 1999.                2

    Statements of Income for the three months ended
    September 30, 1999 and 1998.                                              3

    Statements  of Cash Flows for the three months ended
    September 30, 1999 and 1998.                                              4

    Notes to Financial Statements.                                            5

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                             7

              FACTORS THAT MAY AFFECT FUTURE RESULTS                         14


                           PART II. OTHER INFORMATION                        19

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS                      19

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                               19

                                                       RAVENSWOOD WINERY, INC.
                                                    PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                                       RAVENSWOOD WINERY, INC.
                                                            BALANCE SHEET

                                                                                                   September 30,          June 30,
                                                                                                       1999                 1999
                                                                                                   -----------          -----------
                                                                                                   (unaudited)
                                     ASSETS
Current assets:
 Cash and cash equivalents                                                                          $ 8,910,861          $11,390,903
 Accounts receivable, less allowance for doubtful accounts of $10,000                                 3,967,575            2,763,418
 Prepaid income taxes                                                                                      --                 15,850
 Inventories                                                                                         16,438,952           14,581,973
 Prepaid expenses                                                                                       153,784              100,826
 Deferred tax assets                                                                                    155,000              162,800
                                                                                                    -----------          -----------
 Total current assets                                                                                29,626,172           29,015,770

 Property, plant and equipment, less accumulated depreciation, net                                   11,700,114            9,001,147
 Notes receivable from shareholder                                                                      318,583              314,475
 Other assets                                                                                           156,240              186,921
                                                                                                    -----------          -----------

                                                                                                    $41,801,109          $38,518,313
                                                                                                    ===========          ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt                                                                  $    79,200          $   109,722
 Current portion of capital lease obligations                                                           134,934              368,203
 Short-term borrowings                                                                                  750,000            1,700,000
 Accounts payable                                                                                     4,028,628            3,382,118
 Income taxes payable                                                                                   929,480                 --
 Accrued commissions                                                                                    492,669              396,358
 Accrued liabilities                                                                                    523,508              433,011
                                                                                                    -----------          -----------
 Total current liabilities                                                                            6,938,419            6,389,412

Long-term liabilities:
 Long-term debt, net                                                                                  4,827,770            4,525,231
 Capital lease obligations, net                                                                       2,431,642            1,551,762
 Convertible debentures                                                                               2,502,500            2,502,500
 Other long-term liabilities                                                                             15,989                 --
                                                                                                    -----------          -----------
 Total liabilities                                                                                   16,716,320           14,968,905
                                                                                                    -----------          -----------

Shareholders' equity:

Preferred stock, no par value; 1 million shares authorized, none issued                                    --                   --
 Common stock, no par value; 20 million shares authorized; 4,568,352
    issued and outstanding                                                                           14,211,018           14,211,018
 Retained earnings                                                                                   10,836,204            9,338,390
 Unrealized gain on available-for-sale securities                                                        37,567                 --
                                                                                                    -----------          -----------
 Total shareholders' equity                                                                          25,084,789           23,549,408
                                                                                                    -----------          -----------

                                                                                                    $41,801,109          $38,518,313
                                                                                                    ===========          ===========

                                           See accompanying notes to financial statements.

                             RAVENSWOOD WINERY, INC.
                               STATEMENT OF INCOME
                                   (UNAUDITED)

                                                  Three Months     Three Months
                                                  September 30,    September 30,
                                                     1 9 9 9          1 9 9 8
                                                   -----------      -----------

Gross sales                                        $ 8,288,976      $ 6,341,947

Less excise taxes                                     (334,645)        (225,059)

Less discounts, returns and allowances                (262,148)        (155,110)
                                                   -----------      -----------

Net sales                                            7,692,183        5,961,778

Cost of goods sold                                   3,463,418        2,528,325
                                                   -----------      -----------

Gross profit                                         4,228,765        3,433,453

Operating expenses                                   1,739,850        1,214,826
                                                   -----------      -----------

Operating income                                     2,488,915        2,218,627
                                                   -----------      -----------

Other (expense):
 Interest expense                                     (123,766)         (97,768)
 Other, net                                             85,796           24,567
                                                   -----------      -----------
                                                       (37,970)         (73,201)
                                                   -----------      -----------

Income before income taxes                           2,450,945        2,145,426

Provision for income taxes                             953,130          928,500
                                                   -----------      -----------

Net income                                         $ 1,497,815      $ 1,216,926
                                                   ===========      ===========


Net income per common share:
  Basic                                            $      0.33      $      0.35
                                                   ===========      ===========
  Diluted                                          $      0.31      $      0.32
                                                   ===========      ===========

Weighted average number of shares used in
   income per share computation:
   Basic                                             4,568,352        3,498,945
                                                   ===========      ===========
   Diluted                                           5,006,581        3,801,694
                                                   ===========      ===========

                See accompanying notes to financial statements.

                             RAVENSWOOD WINERY, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                   Three Months    Three Months
                                                   September 30,   September 30,
                                                     1 9 9 9         1 9 9 8
                                                   ------------    ------------
Operations:
Net income                                         $  1,497,815    $  1,216,926
 Items not requiring the current use of cash:
 Depreciation and amortization                          143,390          50,536
 Unrealized capital appreciation                         37,568            --
 Changes in other operating items:
 Accounts receivable                                 (1,204,158)       (703,486)
 Inventories                                         (1,856,979)        733,589
 Prepaid expenses and deferred cost                     (37,108)         46,093
 Other assets                                             3,628            --
 Accounts payable                                       350,165      (1,252,700)
 Income taxes payable                                   929,480            --
 Accrued liabilities and accrued commissions            477,061         944,148
                                                   ------------    ------------
Cash provided by operations                             340,862       1,035,106
                                                   ------------    ------------

Investments:
 Shareholder receivables                                 (4,108)           (468)
 Additions to plant and equipment                    (2,102,449)       (261,311)
                                                   ------------    ------------
 Cash used for investing activities                  (2,106,557)       (261,779)
                                                   ------------    ------------

Financing:
 Short-term borrowings, net                            (950,000)       (700,000)
 Proceeds from long-term debt                           318,527            --
 Repayments of long-term debt                           (82,874)        (42,285)
                                                   ------------    ------------
 Cash used by financing activities                     (714,347)       (742,285)
                                                   ------------    ------------

Increase (decrease) in cash and cash equivalents     (2,480,042)         31,042

Cash and cash equivalents at beginning of period     11,390,903         102,272
                                                   ------------    ------------

Cash and cash equivalents at end of period         $  8,910,861    $    133,314
                                                   ============    ============

Cash paid during the period for:
 Interest, net of amount capitalized               $    123,989    $     95,615
                                                   ============    ============
 Income taxes                                      $       --      $       --
                                                   ============    ============

Noncash investing and financing information:
 Equipment purchased with capital leases           $    705,055    $       --
                                                   ============    ============

                See accompanying notes to financial statements.

                             RAVENSWOOD WINERY, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Financial statements:

The balance sheet as of September 30, 1999, the statements of income for the three months ended September 30, 1999, and 1998, and the statements of cash flows for the three months ended September 30, 1999, and 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flow at September 30, 1999, and for all periods presented above have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For further information, reference should be made to the Company's Form 10-KSB for the fiscal year ended June 30, 1999, filed with the Securities and Exchange Commission.

NOTE 2 - Reclassifications:

Certain prior period amounts have been reclassified in order to conform with the current period presentation.

NOTE 3 - Inventories:

Inventories are summarized as follows:

                                          September 30,             June 30,
                                               1999                   1999
                                         --------------         ---------------
                                            (unaudited)

          Bulk wine                      $   10,670,328          $    10,355,759
          Bottled wine                        5,382,174                3,870,548
          Crop costs                            156,796                   88,725
          Supplies                               89,070                  124,298
          Tasting room merchandise              140,584                  142,463
                                         --------------         ----------------
                                         $   16,438,952         $     14,581,973
                                         ==============         ================

NOTE 4 - Property, plant and equipment:

Property, plant and equipment is summarized as follows:

                                              September 30,           June 30,
                                                   1999                 1999
                                              --------------      --------------
                                              (unaudited)

      Land                                    $      245,135      $      245,135
      Vineyards                                      134,033             134,033
      Vineyards under development                    217,659             211,440
      Building and improvements                    1,647,637           1,647,637
      Leasehold improvements                         174,331             174,331
      Machinery and equipment                        835,850             835,850
      Barrels and equipment held under
           capital leases                          3,329,032           2,623,977
      Tanks                                          145,688             145,688
      Office equipment                               131,127             131,127
      Transportation equipment                        38,469              38,469
                                              --------------      --------------
                                                   6,898,961           6,187,687
      Less - accumulated depreciation              1,761,611           1,653,074
                                              --------------      --------------
                                                   5,137,350           4,534,613
      Construction in progress                     6,562,764           4,466,534
                                              --------------      --------------
                                              $   11,700,114      $    9,001,147
                                              ==============      ==============

NOTE 5 - Comprehensive income:

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 - Reporting Comprehensive Income ("SFAS 130"). SFAS 130 requires the additional reporting of a new measure of income which takes into account certain elements otherwise recorded as part of equity. For all periods presented, the difference between net income and comprehensive income consists of the changes in the unrealized gain in securities available-for-sale included as part of the Company's equity.

The following is a reconciliation of net income and comprehensive income:

                                              Three Months Ended September 30,
                                            ------------------------------------
                                                  1999                 1998
                                            --------------       ---------------
                                               (unaudited)

      Net income                            $    1,497,815       $     1,216,926
      Change in unrealized gain on
        available-for-sale securities               37,567                  --
                                            --------------       ---------------
      Comprehensive income                  $    1,535,382       $     1,216,926
                                            ==============       ===============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

From time to time, statements made by Ravenswood's employees or information included in Ravenswood's filings with the Securities and Exchange Commission
(including this Form 10-QSB) may contain statements that are not historical facts, so called "forward-looking statements," which are subject to risks and uncertainties that could cause actual results to differ materially. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-QSB, the terms "anticipates," "expects," "estimates," "believes," and other similar terms as they relate to Ravenswood or its management are intended to identify such forward-looking statements. For example, statements made herein relating to operating expenses, gross sales attributable to specific product series, and future capital expenditures, are forward-looking statements. Factors that may cause actual results to vary include, but are not limited to: (i) future and past weather and general farming conditions affecting the annual grape harvest; (ii) variations in consumer taste and preference; and (iii) changes in the wine industry regulatory environment. Each of these factors, and others, are discussed beginning on page 14 of this report and in the section entitled "Factors that May Affect Future Results" in Ravenswood's Form 10-KSB for the fiscal year ended June 30, 1999, filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Ravenswood undertakes no obligation to update or revise these statements.

Overview

Ravenswood produces, markets and sells premium California wines exclusively under the Ravenswood brand name. The vast majority of wines produced and sold by Ravenswood are red wines, including Merlot, Cabernet Sauvignon and, particularly, Zinfandel. To a lesser extent, Ravenswood produces white wines, including Chardonnay, French Colombard and Gewurztraminer. Ravenswood's red wines accounted for approximately 93% of gross sales in the 1999 fiscal year, with sales of Zinfandel accounting for approximately 67% of gross sales for that period. Ravenswood believes that sales of its red wines, particularly Zinfandel, will continue to account for a significant portion of its sales in the future.

Since its inception in 1976, Ravenswood has grown by increasing its production volume and its portfolio of wine products. For the fiscal year ended June 30, 1999, Ravenswood realized total gross sales of $23.7 million from the sale of 270,760 cases of wine and Ravenswood branded merchandise.

The mix of products sold in any given period affects Ravenswood's gross profit as a percentage of net sales, or gross margin. In particular, as sales of the value-priced Vintners Blend Series have increased as a percentage of gross sales, Ravenswood's gross margin has decreased. The gross margin for the Vintners Blend Series traditionally is also more variable than that of Ravenswood's higher-priced product series because a significant portion of the wine used in the Vintners Blend Series is purchased in the bulk market rather than produced by Ravenswood from grapes acquired from its traditional grape suppliers. Ravenswood has no bulk wine purchase contracts. The price, quality and available quantity of bulk wine have fluctuated in the past and Ravenswood expects that they will continue to fluctuate in the future.

The timing for release of Ravenswood's products, particularly its County Series and Vineyard Designate Series, also significantly affects Ravenswood's sales in specific periods. Ravenswood traditionally releases new vintages of its Vineyard Designate Series in the fourth fiscal quarter or the first fiscal quarter of the subsequent fiscal year. In addition, the release dates of some of Ravenswood's County Series wines fluctuate between the third and fourth fiscal quarters of each fiscal year. The timing of these release dates is based upon the winemakers' determination as to the optimal flavor characteristics of these wines and available inventory. Fluctuation of release dates may make comparison of results on a period-to-period basis less meaningful. The nature of the winemaking process, including the need for wine to be aged before it is released, requires Ravenswood to incur significant expenses in producing products which may not generate revenues until up to two years later. Any factors that may prevent or delay the sale of Ravenswood's wines at the prices anticipated at the time of their production could adversely affect its liquidity and reduce its profits.

Pricing for grapes purchased by Ravenswood is determined annually by reference to benchmark price quotations or through negotiation. As a result, the cost of grapes used in Ravenswood's wine production has fluctuated and is expected to continue to fluctuate. Ravenswood has traditionally attempted to moderate and stabilize price increases from year to year. Consequently, gross margins realized by Ravenswood have fluctuated in the past and are expected to continue to fluctuate with the price of grapes used in production.

Within the United States, Ravenswood utilizes distributors in every state except California. Brokers are used to assist the sales effort in California and 29 other states. Ravenswood uses both brokers and distributors in most of the foreign countries in which Ravenswood's wines are sold.

Brokers act as an independent sales force and receive commissions as compensation for their sales. Brokers do not take title to the wines they sell. Distributors purchase wine from Ravenswood and sell the wine to their own retail accounts such as restaurants, grocery stores and wines shops.

Ravenswood primarily uses smaller, well-positioned brokers and distributors for whom Ravenswood is a key brand. Although Ravenswood has very few long-term agreements for distribution of its products, Ravenswood believes that its relationships with existing brokers and distributors are excellent. Ravenswood's executive management also takes an active role in assisting brokers and distributors with sales within California and within major geographic markets outside California.

Ravenswood sells its products directly in California, utilizing five warehouses throughout the state and a network of seven brokers. Ravenswood realizes significantly  greater  gross  margins in areas,  such as  California,  where it
relies  on  direct  sales  facilitated   through  brokers  without  the  use  of
distributors. Sales within California accounted for approximately 48% of Ravenswood's gross sales in the 1999 fiscal year. Of this amount, approximately 9% of gross sales were purchases by California and non-California consumers through Ravenswood's tasting room and approximately 39% of gross sales were sales to retail accounts. Ravenswood expects similar results for fiscal 2000. Ravenswood believes that sales within California will continue to account for a substantial portion of its sales in the future.

Results of Operations

The following table sets forth items from Ravenswood's statement of income, expressed as a percentage of net sales, for the periods indicated:

                                                       Three Months Ended
                                                          September 30,
                                                           (unaudited)
                                                          -------------
Statement of Income Data:                              1999             1998

Net Sales                                              100.0%           100.0%
Cost of Goods Sold                                      45.0             42.4
                                                       -----            -----
Gross Profit                                            55.0             57.6
Operating Expenses                                      22.6             20.4
                                                       -----            -----
Operating Income                                        32.4             37.2
Other Expense, net                                        .5              1.2
                                                       -----            -----
Income Before Income Taxes                              31.9             36.0
Provision for Income Taxes                              12.4             15.6
                                                       -----            -----
Net Income                                              19.5%           20.4%
                                                       =====            =====

Three Months Ended September 30, 1999 and 1998

Sales

Net sales of Ravenswood's products increased to $7.7 million in the three months ended September 30, 1999, from $6.0 million in the three months ended September 30, 1998. This increase is primarily attributable to an increase in the volume of wines produced and sold by Ravenswood. In the three months ended September 30, 1999, case sales increased to 86,687 cases from 63,463 cases in the three months ended September 30, 1998, while the average price per case decreased to $94.37 from $98.33 in these respective periods. While there was an increase in gross sales of all three product series, Vintners Blend grew at a faster rate than the Vineyard Designate and County series. The decrease in average price per case is primarily attributable to the increase in sales of the Vintners Blend Series as a percentage of gross sales.

The percentages of gross sales attributable to the Vintners Blend Series, County Series and Vineyard Designate Series were 50%, 21% and 27%, respectively, for the three months ended September 30, 1999, as compared to 41%, 25% and 32%, respectively, in the three months ended September 30, 1998. Sales of Ravenswood branded merchandise accounted for approximately 2% of gross sales for the three months ended September 30, 1999, and September 30, 1998.

Cost of Goods Sold

Cost of goods sold increased to $3.5 million, or 45.0% of net sales, for the three months ended September 30, 1999, from $2.5 million, or 42.4% of net sales, for the three months ended September 30, 1998. The increase in cost of goods sold as a percentage of net sales is primarily attributable to the increase in sales of Ravenswood's Vintners Blend Series as a percentage of gross sales.

Gross Profit

Ravenswood's gross profit increased to $4.2 million for the three months ended September 30, 1999, from $3.4 million for the three months ended September 30, 1998, and decreased as a percentage of net sales to 55.0% from 57.6% in these respective periods. The increase in aggregate gross profit is primarily attributable to increases in sales volumes across all of Ravenswood's product series. Traditionally Vintners Blend series wines have a lower percentage gross margin than those of the Vineyard Designate and County series wines. The decrease in gross profit as a percentage of net sales is primarily attributable to an increase in sales of the Vintners Blend Series as a percentage of gross sales.

Operating Expenses

Operating  expenses  increased  to $1.7  million  for  the  three  months  ended
September 30, 1999, from $1.2 million for the three months ended September 30, 1998, and increased as a percentage of net sales to 22.6% from 20.4% in these respective periods. The increase in the amount of other operating expenses is attributable to several different factors. Increased sales volumes resulted in increased brokerage commissions. A portion of estimated annual employee bonuses will be accrued in each quarter of fiscal 2000. In fiscal 1999, these expenses were accrued in the third and fourth quarters only. Ravenswood also incurred start-up costs associated with preparing for and receiving a temporary permit to begin operations at its new Quarry production facility which Ravenswood refers to as the Quarry facility . During the first quarter of fiscal 2000, Ravenswood also recognized the additional expenses of maintaining a public company. Ravenswood became a public company in the fourth quarter of fiscal 1999.


Other Expense, Net

Other expense amounted to $37,970 and $73,201, or .5% and 1.2% of net sales, in the three months ended September 30, 1999, and 1998, respectively. The decrease as a percentage of sales was due to an offset of interest income generated from investment of proceeds from Ravenswood's December 1998, private equity offering and its initial public offering in April 1999.

Provision for Income Taxes

The provision for income taxes reflects an estimated annualized effective tax rate of 38.9% for the three months ended September 30, 1999, and 43.3% for the three months ended September 30, 1998. The decrease is due to the effective tax rate for the three months ended September 30, 1998 not reflecting an adjustment for deferred taxes and recognition of manufacturer's tax credit until the third and fourth quarters of fiscal 1999.

Selected Quarterly Results of Operations

The following table presents Ravenswood's results of operations for each of the six quarters prior to and including the quarter ended September 30, 1999. The quarterly information is unaudited, but management believes that the information regarding these quarters has been prepared on the same basis as the audited financial statements appearing in Ravenswood's Form 10-KSB for the fiscal year ended June 30, 1999. In the opinion of management, all necessary adjustments
(which include only normal recurring adjustments) have been included to present fairly the unaudited quarterly results when read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-QSB filing.

                                                                               Quarter Ended
                                                                              (In Thousands)
                                    ------------------------------------------------------------------------------------------------
                                      June 30,    September 30,  December 31,     March 31,      June 30,     September 30,
                                       1998           1998           1998           1999           1999           1999
                                    ----------     ----------     ----------     ----------     ----------      --------
Statement of Income Data:
Gross Sales                         $    4,367     $    6,342     $    5,853     $    5,415     $    6,119      $   8,289
 Less Excise Taxes                         272            225             51            272            361            335
 Less Discounts,
   Allowance and Returns                   165            155            182            182            234            262
                                    ----------     ----------     ----------     ----------     ----------      --------
Net Sales                                3,930          5,962          5,620          4,961          5,525          7,692
Cost of Goods Sold                       1,958          2,528          2,538          2,405          2,788          3,463
                                    ----------     ----------     ----------     ----------     ----------      --------
Gross Profit                             1,972          3,434          3,082          2,556          2,737          4,229
                                    ----------     ----------     ----------     ----------     ----------      --------
Operating Expenses:
 Deferred Compensation
     Expense                             2,206             --             --             --             --             --
 Other Operating Expenses                1,269          1,215          1,125          1,396          1,503          1,740
                                    ----------     ----------     ----------     ----------     ----------      --------
Operating Income (Loss)                (1,503)          2,219          1,957          1,160          1,234          2,489
Other (Income) Expense                     260             73             74             92           (12)             38
                                    ----------     ----------     ----------     ----------     ----------      --------
Income (Loss) Before Income Taxes      (1,763)          2,146          1,884          1,068          1,247          2,451
Provision for Income Taxes                 144            929            815            312            385            953
                                    ----------     ----------     ----------     ----------     ----------      --------
Net Income (Loss)                   $   (1,907)    $    1,217     $    1,068     $      756     $      862      $   1,498
                                    ===========    ==========     ==========     ==========     ==========      =========


Ravenswood experiences seasonal and quarterly fluctuations in sales, operating expenses and net income. Because Ravenswood manages its business to achieve long-term strategic objectives, it may make decisions that it believes will enhance its long-term growth and profitability, even if these decisions adversely affect quarterly earnings. These decisions include: (a) when to release its wines for sale; (b) how to position its wines competitively; and (c) which grape and bulk wine sources to use to produce its wines. In addition, the release dates of Ravenswood's Vineyard Designate Series and County Series have resulted in fluctuations in Ravenswood's results on a quarter-to-quarter basis. Ravenswood's sales volume may also change depending upon its distributors' inventory levels. The results of operations for any quarter are not necessarily indicative of the results of any future period. The market price of Ravenswood's common stock may fluctuate significantly in response to these quarter-to-quarter variations.

Results of operations for the quarter ended June 30, 1998, were materially affected by a $2.2 million expense recognized in connection with a deferred compensation arrangement with W. Reed Foster, Ravenswood's chairman and chief executive officer. This arrangement was terminated as of July 1, 1998. No additional deferred compensation expenses relating to this arrangement have been or will be incurred in subsequent periods.

FINANCIAL CONDITION

Assets

Ravenswood's total assets increased to $41.8 million at September 30, 1999, from $38.5 million, or 8.5%, at June 30, 1999. Ravenswood's inventory increased by 12.7% or $1.9 million from $14.5 million at June 30, 1999 to $16.4 million on September 30, 1999. Property, plant and equipment, net of depreciation, increased 30.0% from $9.0 million at June 30, 1999 to $11.7 million at September 30, 1999. Ravenswood expects total assets to continue to increase as Ravenwood expands inventory and builds its Quarry Facility.

Liabilities

Ravenswood's total liabilities increased 11.7% to $16.7 million at September 30, 1999, from $15.0 million at June 30, 1999. At September 30, 1999, Ravenswood's long-term liabilities outstanding were $9.8 million and $1.3 million was available under the terms of Ravenswood's lines of credit.

Liquidity and Capital Resources

Ravenswood has funded its capital requirements primarily with cash flows from operations, a mix of short-term and long-term borrowings, and the sale of its securities, most recently with its initial public offering in April, 1999. Cash and cash equivalents totaled $8.9 million at September 30, 1999, as compared to $11.4 million at June 30, 1999. The decrease in cash and cash equivalents is primarily due to cash required to expand inventory, to continue construction on the Quarry Facility and to retire indebtedness.

Net cash  provided  by  operations  was  $340,862  for the  three  months  ended
September 30, 1999, as compared to $1.0 million for the three months ended September 30, 1998. The principal use of cash from operations in this period was the acquisition of additional inventory through increased production and funding accounts receivable, while the principal source of cash was net income.

Net cash used for investing activities totaled $2.1 million for the three months ended September 30, 1999, as compared to $261,779 for the three months ended September 30, 1998. The increase was primarily a result of costs associated with construction of the Quarry Facility. Ravenswood expects that net cash used for investing activities will increase in the future as additional investments for plant and equipment are made to complete the Quarry Facility.

Net cash used by financing activities was $714,347 for the three months ended September 30, 1999, as compared to $742,285 for the three months ended September 30, 1998. The principal use of cash during these periods was to repay short-term borrowings on the revolving line of credit.

The majority of Ravenswood's grape purchases occur in the second fiscal quarter, when the fruit is harvested. Most grape purchase contracts specify the timing of payment for these purchases. The actual payment dates vary depending upon the terms of the individual contract. Based upon its grape purchase contracts for the 1998 harvest, these payments were made in the following manner: 42%, 19% and 21% in the second, third and fourth quarters of fiscal 1999, respectively, and the remaining 18% in the first quarter of fiscal 2000. As a result of harvest costs and the timing of grape and bulk wine purchase payments, Ravenswood's inventory and related cash requirements generally peak during the second or third fiscal quarters. Cash requirements also fluctuate depending upon the level and timing of capital spending and tax payments.

Ravenswood leases barrels and other equipment used in the production of its wines. Ravenswood estimates that aggregate lease payments for barrels and other equipment will be approximately $545,000 for the 2000 fiscal year. Ravenswood anticipates that it will enter into additional leasing arrangements as it increases its production.

In December 1994, Ravenswood completed a private sale of $865,000 of convertible debentures due December 31, 2004. Each $10,000 debenture is convertible into 3,500 shares of common stock at any time prior to December 31, 1999, upon request of the holder. Ravenswood anticipates that all $815,000 of outstanding convertible debentures will convert to 285,250 shares of common stock prior to December 31, 1999. If the debentures are not converted, Ravenswood may redeem them at face value at any time during the period from January 1, 2000 until the maturity date. Ravenswood pays interest quarterly on the debentures based on a floating index tied to prime bank rates for a five-year period. The interest rate is adjusted every 18 months, except that in no period may the interest rate adjustment exceed 2%, or the maximum interest rate exceed 11%.

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

Ravenswood has a line of credit with Pacific Coast Farm Credit Association, under which Ravenswood may borrow up to a total of $2 million. As of September 30, 1999, Ravenswood had $750,000 outstanding under this line of credit. In addition, on April 26, 1999 Ravenswood obtained a $4.6 million construction loan from Pacific Coast for the purpose of financing the construction of the Quarry Facility. The loan will be used as funds for construction are needed. The loan is secured by the Quarry Facility and its lease. The estimated $5 million in remaining costs to complete the facility are to be funded from the December 1998, private equity offering and proceeds from Ravenswood's initial public offering in April, 1999. Equipment will be acquired through a $3 million commitment for leases.

In April, 1999 Ravenswood completed an initial public offering of one million shares of its common stock at a price of $10.50 per share. W.R. Hambrecht & Company, LLC acted as underwriter for the offering. The net proceeds from the offering have been and will continue to be used for: investment in wine inventory, expansion of production facilities, general corporate purposes, and retirement of indebtedness. Ravenswood's shares are listed on the Nasdaq National Market under the trading symbol RVWD.

The full extent of Ravenswood's future capital requirements and the adequacy of its available funds will depend on many factors, not all of which can be accurately predicted. Although no assurance can be given, Ravenswood believes that anticipated cash flow from operations, borrowings under its existing credit agreements, proceeds from its initial public offering and the private placements in 1994 and 1998 described above, will be sufficient to fund its capital requirements, including its planned expansion, for at least the next 12 months. In the event that additional capital is required, Ravenswood may seek to raise that capital through public or private equity or debt financings. Future capital funding transactions may result in dilution to shareholders.

There can be no assurance that additional capital will be available on favorable terms, if at all. Ravenswood's inability to obtain additional capital on acceptable terms would limit its growth and could have a negative impact on its business. Ravenswood uses substantial amounts of its working capital to purchase grapes and bulk wine supplies from third parties and to pay for the use of third-party production facilities in its wine production. Ravenswood also uses capital to fund its own grape-growing and winemaking activities. Ravenswood expects that it will need an increased amount of working capital over the next several years to fund increases in its production levels and inventory.

Risks associated with potential Year 2000 problems

Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot reliably distinguish dates beginning on January 1, 2000 from dates prior to the year 2000. Many companies' software and computer systems may need to be upgraded or replaced in order to correctly process dates beginning in 2000 and to comply with the Year 2000 requirements. Ravenswood has reviewed its information systems for any potential Year 2000 problems that might arise as a result of these requirements, and does not believe its systems will be affected by the upcoming change in century. However, Ravenswood utilizes third-party equipment and software that may not be Year 2000 compliant. If this third-party equipment or software fails to process dates for the year 2000 and dates that follow properly, Ravenswood could incur unanticipated expenses to remedy any problems, which could harm its business.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

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

A reduction in the supply of grapes and bulk wine available to us from the independent grape growers and bulk wine suppliers on whom we rely could reduce our annual production of wine

We rely on annual contracts, many of which are not in writing, with over 60 independent growers to purchase substantially all of the grapes used in our wine production. We cannot assure you that we will be able to contract for the purchase of grapes at acceptable prices from these or other suppliers in the future. The terms of many of our purchase agreements also constrain our ability to discontinue purchasing grapes in circumstances where we might want to do so. Those agreements typically provide that, while either party may terminate the agreement at any time, both parties must continue to abide by its terms for three years following termination.

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

Bad weather, plant diseases and other factors could reduce the amount or quality of the grapes we need to produce our wines

A shortage in the supply of quality grapes may result from the occurrence of any number of the factors which determine the quality and quantity of grape supply, such as weather conditions, pruning methods, the existence of diseases and pests, and the number of vines producing grapes, as well as the level of consumer demand for wine. Any shortage could cause an increase in the price of some or all of the grape varieties required for our wine production and/or a reduction in the amount of wine we are able to produce, which could harm our business and reduce our sales and profits.

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

Because a significant amount of our sales is made through brokers and distributors, a change in our relationship with any of them could harm our business

In the 1999 fiscal year, approximately 75% of our gross sales were made through brokers. A change in our relationship with any of our brokers could harm our business and reduce our sales. Our most successful broker was responsible for 22% of our gross sales in the 1999 fiscal year, and our ten most successful brokers were responsible for 70% of our gross sales in the 1999 fiscal year.

Our sales outside of California largely depend on the use of distributors. Our ten largest distributors accounted for approximately 23% of our gross sales for the 1999 fiscal year, and we expect that sales to our ten largest distributors will continue to represent a substantial portion of our sales in the future. The laws and regulations of several states prohibit distributor changes except under limited circumstances. As a result, it may be difficult for us to replace distributors that do not perform adequately, which may reduce our sales and profits.

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

A failure to complete the expansion of our facilities as planned could limit our production of wine and harm our business

We are currently building a new facility, which we are calling the Quarry Facility, in order to increase our production capacity. While the Quarry Facility is still under construction, we crushed and fermented a portion of the 1999 harvest at the facility. Our failure to complete the Quarry Facility, or otherwise expand our production capabilities, would limit our production capacity, would require greater use of third-party production facilities, and could reduce our sales and/or profits. Upon its completion, we expect to use both the Quarry Facility and our current Gehricke Road Facility for a majority of our operations.

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

Recent and future zoning ordinances, environmental restrictions and other legal requirements may limit our plans to expand our production capacity, as well as any future development of new vineyards and wineries. In addition, federal legislation has been proposed that could significantly increase excise taxes on wine. Other federal legislation has been proposed which would prevent us from selling wine directly through the mail or the Internet. This proposed legislation, or other new regulations, requirements or taxes could harm our business and operating results. Future legal or regulatory challenges to the wine industry could also harm our business and impact our operating results.

Because our directors and officers have significant control over Ravenswood, other investors do not have as much influence on corporate decisions as they would if control were less concentrated

Assuming conversion of all debentures held by our directors and executive officers and their respective affiliates, our directors and executive officers and their respective affiliates would beneficially own 2,203,641 shares of common stock, or approximately 44.02% of our outstanding common stock and common stock equivalents. Of these shares, 2,085,651 shares, plus an additional 19,530 shares not held of record by Ravenswood's affiliates, have been placed in a voting trust. The trustees of this voting trust are Messrs. Foster, Peterson, and Faggioli, and Ms. Konno, all of whom serve as directors of Ravenswood. As a result, Messrs. Foster, Peterson, and Faggioli and Ms. Konno have significant influence in the election of directors and the approval of corporate actions that must be submitted for a vote of shareholders.

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

                             RAVENSWOOD WINERY, INC.

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

The following table describes the use of proceeds from Ravenswood's initial public offering in April, 1999.

(IN THOUSANDS)

Effective Date of the Company's Registration Statement:                        April 8, 1999
Commission File Number                                                         333-71729
Date Offering Commenced:                                                       April 9, 1999
Date Offering Completed:                                                       Upon the sale of all the shares
                                                                               registered
Names of Managing Underwriters:                                                W. R. Hambrecht & Co., LLP
Class of Securities Registered:                                                Common Stock
Shares Registered and Sold:                                                      1,000*
Sold by Company:                                                                 1,000*
Sold by Shareholders:                                                                0
Aggregate Price of Offering Amount Registered and Sold:                        $10,500
Gross Proceeds to Company:                                                     $10,500
Gross Proceeds to Selling Shareholders                                               0
Underwriter's Discounts and Commission Charged to the Company:                 $   420
Other issuance costs:                                                          $   552
Net offering proceeds to the Company:                                          $ 9,528
Approximate use of net offering proceeds through
   September 30, 1999:
         Working capital                                                       $   500
         Retirement of debt                                                    $ 1,000

-------------
*In connection with the initial public offering, Ravenswood granted the underwriters an over-allotment option to purchase 150,000 additional shares of Ravenswood's common stock at the original initial public offering price. The option was not exercised.


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


Dated: November 11, 1999                         Ravenswood Winery, Inc.

                                                 /s/ Callie S. Konno
                                                 -------------------------------
                                                 Callie S. Konno
                                                 Chief Financial Officer

Dated: November 11, 1999

                                                 /s/ W. Reed Foster
                                                 -------------------------------
                                                 W. Reed Foster
                                                 Chairman of the Board and Chief
                                                 Executive Officer