Form 10QSB
period 1999-12-31
RAVENSWOOD WINERY INC
filed 2000-02-14
CIK 937015

================================================================================

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended December 31, 1999

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

                                 Yes [X] No [ ]

The number of shares outstanding of the Issuer's Common Stock on February 8, 2000 was 4,855,053.

Transitional Small Business Disclosure Format: Yes [ ] No [X]


================================================================================

                             RAVENSWOOD WINERY, INC.

                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS                                         Page
                                                                           ----
    Balance Sheets as of December 31, 1999 and June 30, 1999.                2

    Statements of Income for the three months and six months ended
    December 31 , 1999 and 1998.                                             3

    Statements of Cash Flows for the three months and six months ended
    December 31, 1999 and 1998.                                              4

    Notes to Financial Statements.                                           5

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                               8

                           PART II. OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                        23

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              23

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                 24

                                                RAVENSWOOD WINERY, INC.
                                             PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                                                RAVENSWOOD WINERY, INC.
                                                     BALANCE SHEET

                                                                               December 31,       June 30,
                                                                                  1999              1999
                                                                               -----------       -----------
                                ASSETS                                         (unaudited)
Current assets:
 Cash and cash equivalents                                                     $ 7,585,695       $11,390,903
 Accounts receivable, less allowance of $10,000                                  5,144,037         2,763,418
 Inventories                                                                    19,960,310        14,581,973
 Prepaid expenses                                                                  322,875           116,676
 Deferred tax assets                                                               155,000           162,800
                                                                               -----------       -----------
     Total current assets                                                       33,167,917        29,015,770

 Property, plant and equipment, net                                             14,213,111         9,001,147
 Notes receivable from shareholder                                                 314,475           314,475
 Other assets                                                                      129,103           186,921
                                                                               -----------       -----------
          Total Assets                                                         $47,824,606       $38,518,313
                                                                               ===========       ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
 Current portion of long-term debt                                             $    90,857       $   109,722
 Current portion of capital lease obligations                                      372,837           368,203
 Short-term borrowings                                                           1,000,000         1,700,000
 Accounts payable                                                                6,355,311         3,382,118
 Accrued commissions                                                               677,954           396,358
 Accrued liabilities                                                               640,253           433,011
                                                                               -----------       -----------
     Total current liabilities                                                   9,137,212         6,389,412

Long-term liabilities:
 Long-term debt, net                                                             6,749,564         4,525,231
 Capital lease obligations, net                                                  2,551,992         1,551,762
 Convertible debentures                                                          1,687,500         2,502,500
                                                                               -----------       -----------
     Total liabilities                                                          20,126,268        14,968,905
                                                                               -----------       -----------

Shareholders' equity:
 Preferred stock, no par value; 1 million shares authorized, none issued              --                --
 Common stock, no par value; 20 million shares authorized,
  4,855,053 and 4,568,352 issued and outstanding                                15,038,965        14,211,018
 Retained earnings                                                              12,616,157         9,338,390
 Unrealized gain on available-for-sale securities                                   43,216              --
                                                                               -----------       -----------
     Total shareholders' equity                                                 27,698,338        23,549,408
                                                                               -----------       -----------
                                                                               $47,824,606       $38,518,313
                                                                               ===========       ===========

                 See accompanying notes to financial statements.

                                              RAVENSWOOD WINERY, INC.
                                                STATEMENT OF INCOME
                                                    (UNAUDITED)

                                    Three months ended December 31,         Six months ended December 31,
                                   --------------------------------        --------------------------------
                                       1999                1998                1999                1998
                                   ------------        ------------        ------------        ------------
Gross Sales                        $ 10,437,413        $  5,853,049        $ 18,726,389        $ 12,194,996
  Less excise taxes                    (199,045)            (50,736)           (533,690)           (275,795)
  Less discounts, allowances
   and returns                         (314,777)           (181,574)           (576,925)           (336,684)
                                   ------------        ------------        ------------        ------------
Net sales                             9,923,591           5,620,739          17,615,774          11,582,517
Cost of goods sold                    4,813,758           2,538,146           8,277,176           5,066,471
                                   ------------        ------------        ------------        ------------
Gross profit                          5,109,833           3,082,593           9,338,598           6,516,046
Operating expenses                    2,001,483           1,125,183           3,741,333           2,340,009
                                   ------------        ------------        ------------        ------------
Operating income                      3,108,350           1,957,410           5,597,265           4,176,037
Interest expense                       (232,678)           (127,901)           (356,444)           (225,669)
Other income                             72,282              54,146             158,076              78,713
                                   ------------        ------------        ------------        ------------
                                       (160,396)            (73,755)           (198,368)           (146,956)
Income before income taxes            2,947,954           1,883,655           5,398,897           4,029,081
Provision for income taxes            1,168,000             815,349           2,121,130           1,743,849
                                   ------------        ------------        ------------        ------------
Net income                         $  1,779,954        $  1,068,306        $  3,277,767        $  2,285,232
                                   ============        ============        ============        ============


Earnings per share:
  Basic                            $       0.39        $       0.31        $       0.72        $       0.65
                                   ============        ============        ============        ============
  Diluted                          $       0.36        $       0.28        $       0.67        $       0.60
                                   ============        ============        ============        ============


Weighted average number of
  common shares outstanding:
    Basic                             4,571,435           3,498,942           4,569,893           3,498,942
                                   ============        ============        ============        ============
    Diluted                           5,006,546           3,932,964           5,006,562           3,867,329
                                   ============        ============        ============        ============

          See accompanying notes to financial statements.


                                           RAVENSWOOD WINERY, INC.
                                           STATEMENT OF CASH FLOWS
                                                 (UNAUDITED)
                                               Three months ended December 31,        Six months ended December 31,
                                             --------------------------------        ---------------------------------
                                                  1999                1998               1999                1998
                                             ------------        ------------        ------------        -------------
Operations:
Net income                                   $  1,779,954        $  1,068,306        $  3,277,767        $  2,285,232
Items not requiring the current
 use of cash:
  Depreciation and amortization                   315,441             121,458             458,831             170,668
  Unrealized capital appreciation                   5,649                --                43,216                --
  Deferred income taxes                              --                  --                 7,800                --
Changes in other operating items:
  Accounts receivable                          (1,176,461)            (44,496)         (2,380,620)           (747,982)
  Inventories                                  (3,521,358)         (3,237,568)         (5,378,337)         (2,503,980)
  Prepaid expenses                               (169,092)            (19,191)           (206,200)             26,902
  Other assets                                        500                --                (3,672)               --
  Accounts payable                              2,326,683           2,664,490           2,973,194           1,429,719
  Accrued liabilities                             121,329            (105,662)            207,243            (133,555)
  Income taxes payable                           (929,480)           (850,000)               --                  --
  Accrued commissions                             185,285              24,657             281,595             128,769
                                             ------------        ------------        ------------        -------------
Cash provided by (used for) operations         (1,061,550)           (378,006)           (719,183)            655,773
                                             ------------        ------------        ------------        -------------
Investing:
 Shareholder receivables                           (4,107)            (58,968)             (8,215)            (59,435)
 Additions to plant & equipment                (2,382,011)           (288,520)         (4,484,459)           (548,390)
                                             ------------        ------------        ------------        -------------
Cash used for investing activities             (2,386,118)           (347,488)         (4,492,674)           (607,825)
                                             ------------        ------------        ------------        -------------
Financing:
 Short-term borrowings, net                       250,000             300,000            (700,000)           (400,000)
 Proceeds from long-term debt                   1,933,509             550,000           2,252,036             550,000
 Proceeds from convertible debentures                --             1,443,750                --             1,443,750
 Proceeds from sale of securities                  12,948           1,647,739              12,948           1,647,739
 Repayments of long-term debt                     (73,955)           (177,934)           (158,335)           (220,335)
                                             ------------        ------------        ------------        -------------
Cash provided by financing activities           2,122,502           3,763,555           1,406,649           3,021,154
                                             ------------        ------------        ------------        -------------
Change in cash & cash equivalents              (1,325,166)          3,038,061          (3,805,208)          3,069,102
Balance at beginning of period                  8,910,861             133,314          11,390,903             102,272
                                             ------------        ------------        ------------        -------------
Balance at end of period                     $  7,585,695        $  3,171,375        $  7,585,695        $  3,171,374
                                             ============        ============        ============        =============
Cash paid during the period for:
 Interest                                    $    253,835        $    113,882        $    377,824        $    209,497
                                             ============        ============        ============        =============
 Taxes                                       $  2,353,850        $  1,670,000        $  2,353,850        $  1,670,000
                                             ============        ============        ============        =============
Noncash investing and financing:
 Plant and equipment purchased with
 long-term liabilities                       $    411,576        $    515,718        $  1,116,631        $    515,718
                                             ============        ============        ============        =============
 Conversion of convertible debentures
  to common stock                            $    815,000        $       --          $    815,000        $       --
                                             ============        ============        ============        =============

    See accompanying notes to financial statements.

--------------------------------------------------------------------------------

                             RAVENSWOOD WINERY, INC.

                          NOTES TO FINANCIAL STATEMENTS

         NOTE 1 - Basis of presentation:

         The financial statements included herein for Ravenswood Winery, Inc. (the "Company") have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

         The results of operations for the three and six months ended December 31, 1999 are not necessarily indicative of the operating results expected for the entire fiscal year. The financial statements included herein should be read in conjunction with other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Form 10-KSB for the fiscal year ended June 30, 1999 dated September 29, 1999 and its Quarterly Report on Form 10-QSB dated November 12, 1999.

         NOTE 2 - Reclassifications:

         Certain prior period amounts have been reclassified in order to conform to the current period presentation.

         NOTE 3 - Earnings per Share

         Basic EPS represents the income available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS represents the income available to common shareholders divided by the weighted average of common shares outstanding while also giving effect to the potential dilution that could occur if securities or other contracts to issue common stock (e.g. stock options and convertible debentures) were exercised and converted into stock. For all periods presented, the difference between basic and diluted EPS for the Company is due to the dilutive effect of stock options and convertible debentures. This effect is calculated using the treasury stock method.

         On December 31, 1999, debentures with a face value of $815,000 were converted into 285,250 shares of the Company's common stock. During the three month period ended December 31, 1999, 1,451 shares of common stock were issued under Ravenswood's Employee Stock Purchase Plan.

         NOTE 4 - Recent accounting pronouncements:

         In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments," SFAS 137 extends the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As amended by SFAS 137, SFAS 133 is effective for the Company's fiscal year ending June 30, 2001. The Company does not anticipate that SFAS No. 137 will have a material impact on its financial statements

         NOTE 5 - Inventories:

         Inventories are summarized as follows:

                                       December 31,         June 30,
                                          1999               1999
                                       -----------        -----------
                                       (Unaudited)

Bulk wine                              $16,107,838        $10,355,759
Bottled wine                             3,473,618          3,870,548
Crop costs                                  36,337             88,725
Supplies                                   193,400            124,298
Tasting room merchandise                   149,117            142,643
                                       -----------        -----------
                                       $19,960,310        $14,581,973
                                       ===========        ===========


         NOTE 6 - Property, plant and equipment:

         Property, plant and equipment is summarized as follows:

                                       December 31,         June 30,
                                          1999               1999
                                       -----------        -----------
                                       (Unaudited)

Land                                   $   245,135        $   245,135
Vineyards                                  134,033            134,033
Vineyards under development                211,440            211,440
Buildings and improvements               1,647,634          1,647,637
Leasehold improvements                     174,331            174,331
Machinery and equipment                    835,850            835,850
Barrels and equipment held under
capital leases                           3,740,608          2,623,977
Tanks                                      172,172            145,688
Office equipment                           134,578            131,127
Transportation equipment                    40,999             38,469
Construction in progress                 8,918,530          4,466,534
                                       -----------        -----------
                                        16,255,310         10,654,221
Less accumulated depreciation            2,042,199          1,653,074
                                       -----------        -----------
                                       $14,213,111        $ 9,001,147
                                       ===========        ===========

         NOTE 7 - Comprehensive income:

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

         The  following  is a  reconciliation  of net income  and  comprehensive income:
                                             Three months ended                Six months ended
                                                December 31,                       December 31,
                                       ----------------------------        ----------------------------
                                          1999              1998              1999              1998
                                       ----------        ----------        ----------        ----------
                                                                (Unaudited)
Net income                             $1,779,954        $1,068,306        $3,277,767        $2,285,232
Change in unrealized gain on
  available-for-sale securities             5,649              --              43,216              --
                                       ----------        ----------        ----------        ----------
Comprehensive income                   $1,785,603        $1,068,306        $3,320,983        $2,285,232
                                       ==========        ==========        ==========        ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

From time to time, statements made by Ravenswood's employees or information included in Ravenswood's filings with the Securities and Exchange Commission
(including this Form 10-QSB) may contain statements that are not historical facts, so called "forward-looking statements," which are subject to risks and uncertainties that could cause actual results to differ materially. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-QSB, the terms "anticipates," "expects," "estimates," "believes," and other similar terms as they relate to Ravenswood or its management are intended to identify such forward-looking statements. For example, statements made herein relating to operating expenses, gross sales attributable to specific product series, and future capital expenditures, are forward-looking statements. Factors that may cause actual results to vary include, but are not limited to: (i) future and past weather and general farming conditions affecting the annual grape harvest; (ii) variations in consumer taste and preference; and (iii) changes in the wine industry regulatory environment. Each of these factors, and others, are discussed beginning on page 17 of this report and in the section entitled "Factors that May Affect Future Results" of Ravenswood's Form 10-KSB for the fiscal year ended June 30, 1999, filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Ravenswood undertakes no obligation to update or revise these statements.

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


The mix of products sold in any given period affects Ravenswood's gross profit as a percentage of net sales, or gross margin. In particular, as sales of the value-priced Vintners Blend Series have increased as a percentage of gross sales, Ravenswood's gross margin has decreased. The gross margin for the Vintners Blend Series traditionally is also more variable than that of Ravenswood's higher-priced product series, because a significant portion of the wine used in the Vintners Blend series is purchased in the bulk market rather than produced by Ravenswood from grapes acquired from its traditional grape suppliers. Ravenswood has no bulk wine purchase contracts. The price, quality and available quantity of bulk wine have fluctuated in the past and Ravenswood expects that they will continue to fluctuate in the future.


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

Ravenswood sells its products directly in California, utilizing five warehouses throughout the state and a network of seven brokers. Ravenswood realizes significantly  greater  gross  margins in areas,  such as  California,  where it
relies  on  direct  sales  facilitated   through  brokers  without  the  use  of
distributors. Sales within California accounted for approximately 48% of Ravenswood's gross sales in the 1999 fiscal year. Of this amount, approximately 9% of gross sales were retail purchases by California and non-California consumers through Ravenswood's tasting room and approximately 39% of gross sales were sales to retail accounts. Ravenswood expects similar results for fiscal 2000. Ravenswood believes that sales within California will continue to account for a substantial portion of its sales in the future.

Results of Operations

The  following  table sets forth items from  Ravenswood's  statement  of income, expressed as a percentage of net sales, for the periods indicated:
                                             Three Months Ended    Six Months Ended
                                                December 31,         December 31,
                                                ------------         ------------
Statement of Income Data:                      1998      1999       1998      1999
Net Sales                                     100.0%    100.0%     100.0%    100.0%
Cost of Goods Sold                             45.2      48.5       43.7      47.0
                                             ------    ------     ------    ------
Gross Profit                                   54.8      51.5       56.3      53.0
Operating Expenses                             20.0      20.2       20.2      21.2
                                             ------    ------     ------    ------
Operating Income                               34.8      31.3       36.1      31.8
Other Expense, net                              1.3       1.6        1.3       1.1
                                             ------    ------     ------    ------
Income Before Income Taxes                     33.5      29.7       34.8      30.7
Provision for Income Taxes                     14.5      11.8       15.1      12.1
                                             ------    ------     ------    ------
Net Income                                     19.0%     17.9%      19.7%     18.6%
                                             ======    ======     ======    ======

Three Months Ended December 31, 1999 and 1998

Sales

Net sales of Ravenswood's products increased to $9.9 million in the three months ended December 31, 1999, from $5.6 million in the three months ended December 31, 1998. This increase is primarily attributable to an increase in the volume of wines produced and sold by Ravenswood. In the three months ended December 31, 1999, case sales increased to 119,966 cases from 67,030 cases in the three months ended December 31, 1998, while the average price per case increased slightly to $86.13 from $86.07 in these respective periods. Gross sales for each product series grew in the three months ending December 31, 1999, with increases for Vintners Blend Series, County Series and Vineyard Designate Series of 100.1%, 30.9% and 86.9%, respectively, over the three months ended December 31, 1998.

The percentages of gross sales attributable to the Vintners Blend Series, County Series and Vineyard Designate Series were 62.5%, 19.8% and 16.8%, respectively, for the three months ended December 31, 1999, as compared to 55.6%, 26.9% and 16.0%, respectively, in the three months ended December 31, 1998. Sales of Ravenswood branded merchandise accounted for approximately .9% of gross sales for the three months ended December 31, 1999, as compared to 1.5% of gross sales for the three months ended December 31, 1998.

Cost of Goods Sold

Cost of goods sold increased to $4.8 million, or 48.5% of net sales, for the three months ended December 31, 1999, from $2.5 million, or 45.2% of net sales, for the three months ended December 31, 1998. The increase in cost of goods sold as a percentage of net sales is primarily attributable to the increase in sales of Ravenswood's Vintners Blend Series as a percentage of gross sales.

Gross Profit

Ravenswood's gross profit increased to $5.1 million for the three months ended December 31, 1999, from $3.1 million for the three months ended December 31, 1998, and decreased as a percentage of net sales to 51.5% from 54.8% in these respective periods. The increase in aggregate gross profit is primarily attributable to increases in sales volumes across all of Ravenswood's product series. The decrease in gross profit as a percentage of net sales is primarily attributable to an increase in sales of the Vintners Blend Series as a percentage of gross sales. Traditionally, Vintners Blend Series wines have a lower percentage gross margin than those of Vineyard Designate and County Series wines. As a result, as gross sales of Vintners Blend Series wines increase as a percentage of Ravenswood's product mix, gross margin will decrease as a percentage of net sales.

Operating Expenses

Operating expenses increased to $2.0 million for the three months ended December 31, 1999, from $1.1 million for the three months ended December 31, 1998, and increased slightly as a percentage of net sales to 20.2% from 20.0% in these respective periods. The increase in the amount of operating expenses is attributable to several different factors. Increased sales volumes resulted in increased brokerage commissions. A portion of estimated annual employee bonuses is being accrued in each quarter of fiscal 2000, while in fiscal 1999 these expenses were accrued in the third and fourth quarters only. Ravenswood has also incurred additional expenses since becoming a public company in the fourth quarter of fiscal 1999, such as increased legal and accounting fees.

Other Expense, Net

Other expense amounted to $160,396 and $73,755, or 1.6% and 1.3% of net sales, in the three months ended December 31, 1999, and 1998, respectively. The increase in other expense is primarily attributable to interest incurred on both Ravenswood's December 1998 offering of $1,687,500 of securities and on the construction loan for its new production facility, referred to as the Quarry Facility, offset by an increase in interest income on the proceeds from Ravenswood's initial public offering.

Provision for Income Taxes

The provision for income taxes reflects an estimated annualized effective tax rate of 39.6% for the three months ended December 31, 1999, as compared to 43.3% for the three months ended December 31, 1998. The decrease is due to the effective tax rate for the three months ended December 31, 1998 not reflecting adjustments for deferred taxes and recognition of manufacturer's tax credits until the third and fourth quarters of fiscal 1999.

Six Months Ended December 31, 1999 and 1998

Sales

Net sales of Ravenswood's products increased to $17.6 million in the six months ended December 31, 1999, from $11.6 million in the six months ended December 31, 1998. This increase is primarily attributable to an increase in the volume of wines produced and sold by Ravenswood. In the six months ended December 31, 1999, case sales increased to 206,654 cases, from 130,493 cases in the six months ended December 31, 1998, while the average price per case decreased to $89.59 from $92.03 in these respective periods. The decrease in the average price per case is primarily attributable to the increase in sales of Ravenswood's Vintners Blend Series as a percentage of gross sales. Gross sales for each product series grew in the six months ended December 31, 1999, with increases for Vintners Blend Series, County Series and Vineyard Designate Series of 82.2%, 20.9% and 34.1%, respectively, over the six months ending December 31, 1998.

The percentages of gross sales attributable to the Vintners Blend Series, County Series and Vineyard Designate Series were 57.2%, 20.5% and 21.2%, respectively, for the six months ended December 31, 1999, as compared to 48.2%, 25.9% and 24.3%, respectively, for the six months ended December 31, 1998. Sales of Ravenswood branded merchandise accounted for approximately 1.1% of gross sales for the six months ended December 31, 1999, and 1.6% of gross sales for the six months ended December 31, 1998.

Cost of Goods Sold

Cost of goods sold increased to $8.3 million, or 47.0% of net sales, for the six months ended December 31, 1999, from $5.1 million, or 43.7% of net sales, for the six months ended December 31, 1998. The increase in cost of goods sold as a percentage of net sales is primarily attributable to the increase in sales of Ravenswood's Vintners Blend Series as a percentage of gross sales.

Gross Profit

Ravenswood's gross profit increased to $9.3 million for the six months ended December 31, 1999, from $6.5 million for the six months ended December 31, 1998, and decreased as a percentage of net sales to 53.0% from 56.3% in these respective periods. The increase in aggregate gross profit is primarily attributable to increases in sales volumes across all of Ravenswood's product series. The decrease in gross profit as a percentage of net sales is primarily attributable to an increase in sales of the Vintners Blend Series as a percentage of gross sales.

Operating Expenses

Operating expenses increased to $3.7 million for the six months ended December 31, 1999, from $2.3 million for the six months ended December 31, 1998, and increased as a percentage of net sales to 21.2% from 20.2% in these respective periods. The increase in the amount of operating expenses is attributable to several different factors. Increased sales volumes resulted in increased brokerage commissions. A portion of estimated annual employee bonuses is being accrued in each quarter of fiscal 2000, while in fiscal 1999, these expenses were accrued in the third and fourth quarters only. Ravenswood has also incurred additional expenses since becoming a public company in the fourth quarter of fiscal 1999, such as increased legal and accounting fees.

Other Expense, Net

Other expense amounted to $198,368 and $146,956, or 1.1% and 1.3% of net sales, in the six months ended December 31, 1999 and 1998, respectively. The increase in other expense is primarily attributable to interest incurred on both Ravenswood's December 1998 offering of $1,687,500 of securities and on its construction loan for the Quarry Facility, offset by an increase in interest income on the proceeds from Ravenswood's s initial public offering.

Provision for Income Taxes

The provision for income taxes reflects an estimated annualized effective tax rate of 39.3% for the six months ended December 31, 1999, and 43.3% for the six months ended December 31, 1998. The decrease is due to the effective tax rate for the six months ended December 31, 1998 not reflecting adjustments for deferred taxes and recognition of manufacturer's tax credits until the third and fourth quarters of fiscal 1999.

Selected Quarterly Results of Operations

The following table presents  Ravenswood's results of operations for each of the six quarters  prior to and including the quarter  ended  December 31, 1999.  The quarterly information is unaudited, but management believes that the information regarding  these  quarters  has been  prepared  on the same basis as the audited financial  statements  appearing in Ravenswood's Form 10-KSB for the fiscal year ended June 30, 1999. In the opinion of  management,  all necessary  adjustments, which include only normal recurring  adjustments,  have been included to present fairly  the  unaudited  quarterly  results  when  read in  conjunction  with the financial statements and related notes appearing elsewhere in this Form 10-QSB.
                                                                         Quarter Ended
                                                                         (In Thousands)
                                          -----------------------------------------------------------------------------------
                                          September 30,  December 31,    March 31,     June 30,    September 30,  December 31
                                               1998          1998          1999          1999          1999          1999
                                             -------       -------       -------       -------        -------       -------
Statement of Income Data:

Gross Sales                                  $ 6,342       $ 5,853       $ 5,415       $ 6,119        $ 8,289       $10,437
 Less Excise Taxes                               225            51           272           361            335           199
 Less Discounts, Allowance and Returns           155           182           182           234            262           315
                                             -------       -------       -------       -------        -------       -------

Net Sales                                      5,962         5,620         4,961         5,525          7,692         9,924
Cost of Goods Sold                             2,528         2,538         2,405         2,788          3,463         4,814
                                             -------       -------       -------       -------        -------       -------
Gross Profit                                   3,434         3,082         2,556         2,737          4,229         5,110
Operating Expenses                             1,215         1,125         1,396         1,503          1,740         2,001
                                             -------       -------       -------       -------        -------       -------
Operating Income                               2,219         1,957         1,160         1,234          2,489         3,108
Other (Income) Expense                            73            74            92           (12)            38           160
                                             -------       -------       -------       -------        -------       -------
Income  Before Income Taxes                    2,146         1,884         1,068         1,247          2,451         2,947
Provision for Income Taxes                       929           815           312           385            953         1,168
                                             -------       -------       -------       -------        -------       -------
Net Income                                   $ 1,217       $ 1,068       $   756       $   862        $ 1,498       $ 1,780
                                             =======       =======       =======       =======        =======       =======

Ravenswood experiences seasonal and quarterly fluctuations in sales, operating expenses and net income. Because Ravenswood manages its business to achieve long-term strategic objectives, it may make decisions that it believes will enhance its long-term growth and profitability, even if these decisions adversely affect quarterly earnings. These decisions include: (a) when to release its wines for sale; (b) how to position its wines competitively; and (c) which grape and bulk wine sources to use to produce its wines. In addition, variations in the release dates of Ravenswood's Vineyard Designate Series and County Series have resulted in fluctuations in Ravenswood's results on a quarter-to-quarter basis. Ravenswood's sales volume may also change depending upon its distributors' inventory levels. The results of operations for any quarter are not necessarily indicative of the results of any future period. The market price of Ravenswood's common stock may fluctuate significantly in response to these quarter-to-quarter variations.



FINANCIAL CONDITION

Assets

Ravenswood's total assets increased by 24.2% to $47.8 million at December 31, 1999, from $38.5 million at June 30, 1999. Ravenswood's inventory increased by 36.9% to $19.9 million on December 31, 1999, from $14.5 million at June 30, 1999. Property, plant and equipment, net of depreciation, increased 57.9% to $14.2 million at December 31, 1999, from $9.0 million at June 30, 1999. Ravenswood expects total assets to continue to increase as Ravenswood expands its inventory and completes construction of the Quarry Facility.

Liabilities

Ravenswood's total liabilities increased 34.5% to $20.1 million at December 31, 1999, from $15.0 million at June 30, 1999. At December 31, 1999, Ravenswood's outstanding long-term liabilities were $10.9 million, and a total of $1.0 million was available under the terms of Ravenswood's lines of credit.

Liquidity and Capital Resources

Ravenswood has funded its capital requirements primarily with cash flows from operations, a mix of short-term and long-term borrowings, and the sale of its securities, most recently with its initial public offering in April 1999. Cash and cash equivalents totaled $7.6 million at December 31, 1999, as compared to $11.4 million at June 30, 1999. The decrease in cash and cash equivalents is primarily due to cash required to expand inventory, to continue construction of the Quarry Facility and to retire indebtedness.

Net cash used by operations was $1.1 million for the three months ended December 31, 1999, as compared to $378,006 for the three months ended December 31, 1998. The principal uses of cash from operations for the three months ended December 31, 1999 was the acquisition of inventory, especially grapes received through the harvest. Net cash used by operations was $719,183 for the six months ended December 31, 1999, as compared to $655,773 provided by operations for the six months ended December 31, 1998. The principal use of cash from operations for the six months ended December 31, 1999 was the acquisition of additional inventory, especially grapes received through the harvest.

Net cash used for investing activities totaled $2.4 million for the three months ended December 31, 1999, as compared to $347,488 for the three months ended December 31, 1998. The principal use of cash for investing activities during this period was primarily the costs associated with construction of the Quarry Facility. Net cash used for investing activities totaled $4.5 million for the six months ended December 31, 1999, as compared to $607,825 for the six months ended December 31, 1998. The increase was primarily attributable to costs associated with construction of the Quarry Facility. Ravenswood expects that net cash used for investing activities will increase in the future as additional investments for plant and equipment are made to complete the Quarry Facility.

Net cash provided by financing activities was $2.1 million for the three months ended December 31, 1999, as compared to $3.7 million for the three months ended December 31, 1998. The principal source of cash for the three months ended
December 31, 1999 was financing provided by Pacific Coast Farm Credit Association to construct the Quarry Facility, while the principal source of cash for the three months ended December 31, 1998 was Ravenswood's sale of securities, which was completed in December 1998. Net cash provided by financing activities was $1.4 million for the six months ended December 31, 1999, as compared to $3.0 million for the six months ended December 31, 1998. The principal source of cash for the six months ended December 31, 1999 was financing provided by Pacific Coast Farm Credit Association to construct the Quarry Facility. The principal source of cash for the six months ended December 31, 1998 was Ravenswood's sale of securities, which was completed in December 1998.

The majority of Ravenswood's grape purchases occur in the second fiscal quarter, when the fruit is harvested. Most grape purchase contracts specify the timing of payment for these purchases. The actual payment dates vary depending upon the terms of the individual contract. Based upon its grape purchase contracts for the 1999 harvest, these payments will be made in the following manner: 42%, 29% and 17% in the second, third and fourth quarters of fiscal 2000, respectively, and the remaining 12% in the first quarter of fiscal 2001. As a result of harvest costs and the timing of grape and bulk wine purchase payments, Ravenswood's inventory and related cash requirements generally peak during the second or third fiscal quarters. Cash requirements also fluctuate depending upon the level and timing of capital spending and tax payments.

Ravenswood leases barrels and other equipment used in the production of its wines. Ravenswood estimates that aggregate lease payments for barrels and other equipment will be approximately $545,000 for fiscal 2000. Ravenswood anticipates that it will enter into additional leasing arrangements for barrels and other equipment as it increases its production.

In December 1994, Ravenswood completed a private sale of $865,000 of convertible debentures due December 31, 2004. Each $10,000 debenture was convertible into 3,500 shares of common stock at any time prior to December 31, 1999, upon request of the holder. $50,000 of convertible debentures were converted into 17,500 shares of common stock in April 1999. The remaining $815,000 in convertible debentures were converted into 285,250 shares of common stock in December 1999.

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

Ravenswood has a line of credit with Pacific Coast Farm Credit Association, under which Ravenswood may borrow up to $2 million. As of December 31, 1999, Ravenswood had $1,000,000 outstanding under this line of credit. In addition, on April 26, 1999 Ravenswood obtained a $4.6 million construction loan from Pacific Coast for the purpose of financing the construction of the Quarry Facility. The loan is being used as funds for construction are needed. The loan is secured by the Quarry Facility and its lease. The estimated $5 million in remaining costs to complete the facility are being funded from its December 1998 sale of securities and proceeds from Ravenswood's initial public offering in April 1999. Equipment is being acquired through a $3 million commitment for leases.

In April 1999, Ravenswood completed an initial public offering of one million shares of its common stock at a price of $10.50 per share. W.R. Hambrecht & Company, LLC acted as underwriter for the offering. The net proceeds from the offering of approximately $9,528,000 have been and will continue to be used for: investment in wine inventory, expansion of production facilities, general corporate purposes, and retirement of indebtedness. Ravenswood's shares are listed on the Nasdaq National Market under the trading symbol RVWD.


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

Risks associated with potential Year 2000 problems

Even though the date is now past January 1, 2000 and Ravenswood has not experienced any immediate adverse impact from the transition to the Year 2000, Ravenswood cannot provide assurance that its suppliers and customers have not been affected in a manner that is not yet apparent. In addition, certain computer programs that were date sensitive to the Year 2000 may not process the Year 2000 as a leap year and any negative consequential effects remain unknown. As a result, Ravenswood will continue to monitor its Year 2000 compliance and the Year 2000 compliance of its suppliers and customers.

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


Because our directors and officers have significant control over Ravenswood, other investors do not have as much influence on corporate decisions as they would if control were less concentrated

Assuming conversion of all debentures held by our directors and executive officers and their respective affiliates, our directors and executive officers and their respective affiliates would beneficially own 2,178,541 shares of common stock, or approximately 42.9% of our outstanding common stock and common stock equivalents. Of these shares, 2,077,051 shares, plus an additional 19,530 shares not held of record by Ravenswood's affiliates, have been placed in a voting trust. The trustees of this voting trust are Messrs. Foster, Peterson, and Faggioli, and Ms. Konno, all of whom serve as directors of Ravenswood. As a result, Messrs. Foster, Peterson, and Faggioli and Ms. Konno have significant influence in the election of directors and the approval of corporate actions that must be submitted for a vote of shareholders.


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

                             RAVENSWOOD WINERY, INC.

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

The following  table  describes the use of proceeds  from  Ravenswood's  initial public offering in April 1999.
(IN THOUSANDS)
Effective Date of the Company's Registration Statement:                April 8, 1999
Commission File Number                                                 333-71729
Date Offering Commenced:                                               April 9, 1999
Date Offering Completed:                                               Upon the sale of all the shares
                                                                         registered
Names of Managing Underwriters:                                        W. R. Hambrecht & Co., LLP
Class of Securities Registered:                                        Common Stock
Shares Registered and Sold:                                             1,000*
Sold by Company:                                                        1,000*
Sold by Shareholders:                                                   0
Aggregate Price of Offering Amount Registered and Sold:                $10,500
Gross Proceeds to Company:                                             $10,500
Gross Proceeds to Selling Shareholders                                  0
Underwriter's Discounts and Commission Charged to the Company:         $420
Other issuance costs:                                                  $552
Net offering proceeds to the Company:                                  $9,528
Approximate use of net offering proceeds through December 31,
   1999:
         Working capital                                               $525
         Retirement of debt                                            $1,000
         Expansion of production facilities                            $2,300

-----------
*In connection with the initial public offering, Ravenswood granted the underwriters an over-allotment option to purchase 150,000 additional shares of Ravenswood's common stock at the original initial public offering price. The option was not exercised.

Item 4.  Submission of Matters to a Vote of Security Holders

The following matters were submitted to the shareholders at Ravenswood's Annual Meeting of Shareholders held on November 4, 1999. Each of these matters was approved by a majority of the shares present at the meeting.

(1) The uncontested reelection of each member of the Board of Directors:

Name                      Shares Voted For         Shares Withheld

W. Reed Foster               4,012,584                   400
Joel E. Peterson             4,012,584                   400
Callie S. Konno              4,012,584                   400
Justin M. Faggioli           4,012,584                   400
James F. Wisner              4,012,584                   400
Robert E. McGill III         4,012,584                   400

(2)  Ratification of the appointment of Ravenswood's Independent Auditors:

Shares voted for:  4,011,890
Shares voted against:  704
Abstentions:  390
Broker Non-votes:  none


Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits.

         Exhibit Number

                  27.1                      Financial Data Schedule

(b)      Reports on Form 8-K.

         None.

                             RAVENSWOOD WINERY, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 11, 2000                     Ravenswood Winery, Inc.

                                             /s/ Callie S. Konno
                                             -----------------------------------
                                             Callie S. Konno
                                             Chief Financial Officer

Dated: February 11, 2000
                                             /s/ W. Reed Foster
                                             -----------------------------------
                                             W. Reed Foster
                                             Chairman of the Board and Chief
                                             Executive Officer