Form 10QSB
period 2000-03-31
RAVENSWOOD WINERY INC
filed 2000-05-12
CIK 937015

================================================================================

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2000

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

                                 Yes [X] No [ ]

The number of shares outstanding of the Issuer's Common Stock on May 12, 2000 was 4,855,053.

Transitional Small Business Disclosure Format: Yes [ ] No [X]


================================================================================

                             RAVENSWOOD WINERY, INC.

                          PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS                                             Page
                                                                           ----

     Balance Sheets as of March 31, 2000 and June 30, 1999.                  2

     Statements  of Income for the three  months and nine  months
     ended March 31, 2000 and 1999.                                          3

     Statements  of Cash  Flows  for the  three  months  and nine
     months ended March 31, 2000 and 1999.                                   4

     Notes to Financial Statements.                                          5

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                7


                           PART II. OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITES AND USE OF PROCEEDS                          21

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                  21

                                                RAVENSWOOD WINERY, INC.
                                             PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                                RAVENSWOOD WINERY, INC.
                                                     BALANCE SHEET
                                                                                       March 31,            June 30,
                                                                                         2000                 1999
                                                                                      -----------         -----------
                                    ASSETS                                            (unaudited)
Current assets:
 Cash and cash equivalents                                                            $ 6,891,983         $11,390,903
 Accounts receivable, less allowance of $10,000                                         5,035,388           2,763,418
 Inventories                                                                           19,244,006          14,581,973
 Prepaid expenses                                                                         356,927             116,676
 Deferred tax assets                                                                      155,000             162,800
                                                                                      -----------         -----------
     Total current assets                                                              31,683,304          29,015,770
 Property, plant and equipment, net                                                    14,795,450           9,001,147
 Note receivable from shareholder                                                         314,475             314,475
 Other assets                                                                              98,357             186,921
                                                                                      -----------         -----------
                                                                                      $46,891,586         $38,518,313
                                                                                      ===========         ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt                                                      $ 102,578           $ 109,722
 Current portion of capital lease obligations                                             538,016             368,203
 Short-term borrowings                                                                  1,000,000           1,700,000
 Accounts payable                                                                       4,471,502           3,382,118
 Accrued commissions                                                                      607,165             396,358
 Accrued liabilities                                                                      742,944             433,011
                                                                                      -----------         -----------
     Total current liabilities                                                          7,462,205           6,389,412

Long-term liabilities:
 Long-term debt, net                                                                    6,277,839           4,525,231
 Capital lease obligations, net                                                         2,414,558           1,551,762
 Convertible debentures                                                                 1,687,500           2,502,500
                                                                                      -----------         -----------
     Total liabilities                                                                 17,842,102          14,968,905
                                                                                      -----------         -----------

Shareholders' equity:
 Preferred stock, no par value; 1 million shares authorized, none issued                   --                  --
 Common stock, no par value; 20 million shares authorized,
  4,855,053 and 4,568,352 issued and outstanding                                       15,038,965          14,211,018
 Retained earnings                                                                     13,933,609           9,338,390
 Unrealized gain on available-for-sale securities                                          76,910              --
                                                                                      -----------         -----------
     Total shareholders' equity                                                        29,049,484          23,549,408
                                                                                      -----------         -----------
                                                                                      $46,891,586         $38,518,313
                                                                                      ===========         ===========


                                    See accompanying notes to financial statements.

                                                          2

                                                RAVENSWOOD WINERY, INC.
                                                  STATEMENT OF INCOME
                                                      (UNAUDITED)

                                                Three months ended March 31,               Nine months ended March 31,
                                               -----------------------------             -------------------------------
                                                  2000               1999                    2000               1999
                                               ----------         ----------             -----------         -----------
Gross Sales                                    $8,692,139         $5,415,318             $27,418,528         $17,610,314
  Less excise taxes                              (325,967)          (272,035)               (859,657)           (547,830)
  Less discounts, allowances
  and returns                                    (239,319)          (182,226)               (816,243)           (518,910)
                                               ----------         ----------             -----------         -----------

Net sales                                       8,126,853          4,961,057              25,742,628          16,543,574

Cost of goods sold                              3,897,343          2,404,886              12,174,519           7,471,357
                                               ----------         ----------             -----------         -----------

Gross profit                                    4,229,510          2,556,171              13,568,109           9,072,217

Operating expenses                              1,831,691          1,395,840               5,573,023           3,735,849
                                               ----------         ----------             -----------         -----------

Operating income                                2,397,819          1,160,331               7,995,086           5,336,368
                                               ----------         ----------             -----------         -----------

Interest expense                                 (237,883)          (133,378)               (594,327)           (357,685)
Other income (expenses)                            32,514             41,726                 190,590             119,077
                                               ----------         ----------             -----------         -----------
                                                 (205,369)           (91,652)               (403,737)           (238,608)
                                               ----------         ----------             -----------         -----------

Income before income taxes                      2,192,450          1,068,679               7,591,349           5,097,760

Provision for income taxes                        875,000            312,451               2,996,130           2,056,300
                                               ----------         ----------             -----------         -----------

Net income                                     $1,317,450         $  756,228             $ 4,595,219         $ 3,041,460
                                               ==========         ==========             ===========         ===========



Earnings per share:
    Basic                                      $     0.27         $     0.22             $      0.99         $      0.87
                                               ==========         ==========             ===========         ===========
    Diluted                                    $     0.27         $     0.21             $      0.94         $      0.80
                                               ==========         ==========             ===========         ===========

Weighted average number of
  common shares outstanding:
    Basic                                       4,855,053          3,498,945               4,664,947           3,498,945
                                               ==========         ==========             ===========         ===========
    Diluted                                     5,008,985          3,953,588               5,007,370           3,896,083
                                               ==========         ==========             ===========         ===========

                                    See accompanying notes to financial statements.

                                                          3

                                                RAVENSWOOD WINERY, INC.
                                                STATEMENT OF CASH FLOWS
                                                      (UNAUDITED)

                                                        Three months ended March 31,          Nine months ended March 31,
                                                       ----------------------------          ----------------------------
                                                           2000             1999                 2000             1999
                                                       -----------       ----------          -----------      -----------
Operations:
Net income                                             $ 1,317,450       $  756,228          $ 4,595,219      $ 3,041,460
Items not requiring the current
use of cash:
  Depreciation and amortization                            268,649          121,572              727,480          292,240
  Unrealized capital appreciation                           33,694            6,817               76,910            6,817
  Deferred income taxes                                          -                -                7,800                -
Changes in other operating items:
  Accounts receivable                                      108,649         (155,047)          (2,271,970)        (903,029)
  Prepaid income taxes                                           -           73,849                    -           73,849
  Inventories                                              716,304         (793,822)          (4,662,033)      (3,297,802)
  Deferred tax asset                                             -          242,322                    -          242,322
  Prepaid expenses                                         (34,052)         (72,188)            (240,251)         (45,286)
  Other assets                                              (4,107)               -              (15,995)               -
  Accounts payable                                      (1,883,809)         (55,950)           1,089,384        1,373,769
  Accrued liabilities                                       99,962          334,420              307,205          200,865
  Income taxes payable                                           -                -                    -                -
  Accrued commissions                                      (70,788)          81,239              210,807          210,008
                                                       -----------       ----------          -----------      -----------
Cash provided by (used for) operations                     551,952          539,440             (175,444)       1,195,213
                                                       -----------       ----------          -----------      -----------

Investing:
  Shareholder receivables                                        -           28,472                    -          (30,963)
  Additions to plant & equipment                        (1,127,413)        (660,483)          (5,611,873)      (1,208,873)
  Cash used for investing activities                    (1,127,413)        (632,011)          (5,611,873)      (1,239,836)

Financing:
  Short-term borrowings, net                                     -          150,000             (700,000)        (250,000)
  Proceeds from long-term debt                                   -          122,080            2,252,036          672,080
  Proceeds from convertible debentures                           -          243,750                    -        1,687,500
  Proceeds from sale of securities                               -           39,761               12,947        1,687,500
  Repayments of related parties' notes                           -         (165,143)                   -         (165,143)
  Repayments of long-term debt                            (118,251)          26,104             (276,586)        (194,231)
  Deferred stock offering costs                                  -         (371,272)                   -         (371,272)
                                                       -----------       ----------          -----------      -----------
  Cash provided by (used for) financing activities        (118,251)          45,280            1,288,397        3,066,434
                                                       -----------       ----------          -----------      -----------

Change in cash & cash equivalents                         (693,712)         (47,291)          (4,498,920)       3,021,811

Balance at beginning of period                           7,585,695        3,171,374           11,390,903          102,272
                                                       -----------       ----------          -----------      -----------
Balance at end of period                               $ 6,891,983       $3,124,083          $ 6,891,983      $ 3,124,083
                                                       ===========       ==========          ===========      ===========


Cash paid during the period for:
  Interest                                             $   274,229       $  196,764          $   612,687      $   437,243
                                                       ===========       ==========          ===========      ===========
  Taxes                                                $   740,000       $   85,000          $ 2,995,000      $ 1,755,000
                                                       ===========       ==========          ===========      ===========

Noncash investing and financing:
  Plant and equipment purchased with
  long-term liabilities                                $   185,759       $        -          $   805,353      $   175,507
                                                       ===========       ==========          ===========      ===========
  Conversion of convertible debentures
  to common stock                                      $         -       $        -          $   815,000      $         -
                                                       ===========       ==========          ===========      ===========

                                    See accompanying notes to financial statements.

                                                          4

--------------------------------------------------------------------------------

                             RAVENSWOOD WINERY, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Basis of presentation:

The  financial  statements  included  herein for  Ravenswood  Winery,  Inc. (the
"Company")  have  been  prepared  by  the  Company  pursuant  to the  rules  and regulations of the Securities and Exchange Commission, without audit. In management's opinion, the interim financial data presented includes all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The results of operations for the three and nine months ended March 31, 2000 are not necessarily indicative of the operating results expected for the entire fiscal year. The financial statements included herein should be read in conjunction with other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Form 10-KSB for the fiscal year ended June 30, 1999 dated September 29, 1999 and its Quarterly Report on Form 10-QSB dated February 8, 2000.

NOTE 2 - Reclassifications:

Certain prior period amounts have been reclassified in order to conform to the current period presentation. These changes do not impact gross margin or net income for any period.

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

NOTE 4 - Inventories:

Inventories are summarized as follows:

                                           March 31,            June 30,
                                              2000                1999
                                       -------------------  ------------------
                                          (Unaudited)

Bulk wine                                     $15,454,265         $10,355,759
Bottled wine                                    3,331,968           3,870,548
Crop costs                                         74,542              88,725
Supplies                                          223,745             124,298
Tasting room merchandise                          159,486             142,643
                                       -------------------  ------------------
                                              $19,244,006         $14,581,973
                                       ===================  ==================

NOTE 5 - Property, plant and equipment:

Property, plant and equipment is summarized as follows:

                                             March 31,             June 30,
                                                2000                 1999
                                         ------------------   ------------------
                                            (Unaudited)

Land                                           $    245,135          $   245,135
Vineyards                                           134,033              134,033
Vineyards under development                         211,440              211,440
Buildings and improvements                        1,647,637            1,647,637
Leasehold improvements                              174,331              174,331
Machinery and equipment                             846,160              835,850
Barrels and equipment held under
  capital leases                                  3,911,864            2,623,977
Tanks                                               172,172              145,688
Office equipment                                    274,046              131,127
Transportation equipment                             55,499               38,469
Construction in progress                          9,399,128            4,466,534
                                         ------------------   ------------------
                                                 17,071,445           10,654,221
Less accumulated depreciation                     2,275,995            1,653,074
                                         ------------------   ------------------
                                               $ 14,795,450          $ 9,001,147
                                         ==================   ==================

NOTE 6 - Comprehensive income:

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

         The following is a reconciliation of net income and comprehensive income:

                                                   (Unaudited)
                                    -------------------------------------------
                                     Three months ended     Nine months ended
                                            March 31,           March 31,
                                    --------------------  ---------------------
                                       2000       1999       2000       1999
                                    ----------  --------  ---------- ----------

  Net income                        $1,317,450  $756,228  $4,595,219 $3,041,460
  Change in unrealized gain on
    available-for-sale securities       33,694         -      76,910          -
                                    ----------  --------  ---------- ----------
  Comprehensive income              $1,351,144  $756,228  $4,672,129 $3,041,460
                                    ==========  ========  ========== ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

From time to time, statements made by Ravenswood's employees or information included in Ravenswood's filings with the Securities and Exchange Commission
(including this Form 10-QSB) may contain statements that are not historical facts, so called "forward-looking statements," which are subject to risks and uncertainties that could cause actual results to differ materially. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-QSB, the terms "anticipates," "expects," "estimates," "believes," and other similar terms as they relate to Ravenswood or its management are intended to identify such forward-looking statements. For example, statements made herein relating to operating expenses, gross sales attributable to specific product series, and future capital expenditures, are forward-looking statements. Factors that may cause actual results to vary include, but are not limited to: (i) future and past weather and general farming conditions affecting the annual grape harvest; (ii) variations in consumer taste and preference; and (iii) changes in the wine industry regulatory environment. Each of these factors, and others, are discussed beginning on page 15 of this report and in the section entitled "Factors that May Affect Future Results" of Ravenswood's Form 10-KSB for the fiscal year ended June 30, 1999, filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Ravenswood undertakes no obligation to update or revise these statements.

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

The mix of products sold in any given period affects Ravenswood's gross profit as a percentage of net sales, or gross margin. In particular, as sales of the value-priced Vintners Blend Series have increased as a percentage of gross sales, Ravenswood's gross margin has decreased. The gross margin for the Vintners Blend Series traditionally is also more variable than that of Ravenswood's higher-priced wine products because a significant portion of the wine used in the Vintners Blend series is purchased in the bulk market rather than produced by Ravenswood from grapes acquired from its traditional grape suppliers. Ravenswood has no bulk wine purchase contracts. The price, quality and available quantity of bulk wine have fluctuated in the past and Ravenswood expects that they will continue to fluctuate in the future.

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

Ravenswood sells its products directly in California, utilizing five warehouses throughout the state and a network of seven brokers. Ravenswood realizes significantly  greater  gross  margins in areas,  such as  California,  where it
relies  on  direct  sales  facilitated   through  brokers  without  the  use  of
distributors. Sales within California accounted for approximately 48% of Ravenswood's gross sales in the 1999 fiscal year. Of this amount, approximately 9% of gross sales were retail purchases by California and non-California consumers through Ravenswood's tasting room and approximately 39% of gross sales were sales to retail accounts. We expect similar results for fiscal 2000. Ravenswood believes that sales within California will continue to account for a substantial portion of its sales in the future.

Results of Operations

The following table sets forth items from Ravenswood's statement of income, expressed as a percentage of net sales, for the periods indicated:

                                      Three Months Ended       Nine Months Ended
                                          March 31,                March 31,
                                          ---------                ---------
Statement of Income Data:              1999       2000          1999       2000

Net Sales                             100.0%     100.0%        100.0%     100.0%
Cost of Goods Sold                     48.5       48.0          45.2       47.3
                                      -----      -----         -----      -----
Gross Profit                           51.5       52.0          54.8       52.7
Operating Expenses                     28.1       22.5          22.6       21.6
                                       ----       ----          ----       ----
Operating Income                       23.4       29.5          32.2       31.1
Other Expense, net                      1.9        2.5           1.4        1.6
                                      -----      -----         -----      -----
Income Before Income Taxes             21.5       27.0          30.8       29.5
Provision for Income Taxes              6.3       10.8          12.4       11.6
                                      -----      -----         -----      -----
Net Income                             15.2%      16.2%         18.4%      17.9%
                                      =====      =====         =====      =====

Three Months Ended March 31, 2000 and 1999

Sales

Net sales of Ravenswood's products increased to $8.1 million in the three months ended March 31, 2000, from $5.0 million in the three months ended March 31, 1999. This increase is primarily attributable to an increase in the volume of wines produced and sold by Ravenswood. In the three months ended March 31, 2000, case sales increased to 106,249 cases from 65,108 cases in the three months ended March 31, 1999, while the average price per case decreased to $81.28 from $82.36 in these respective periods. The average price per case decreased as the Vintners Blend Series increased as a percentage of gross sales. Gross sales for each product series grew in the three months ended March 31, 2000, with increases for Vintners Blend Series, County Series and Vineyard Designate series of 69.0%, 28.6% and 144.8%, respectively, over the same period ended March 31, 1999. The large increase in sales for the Vineyard Designate series is mainly attributable to the availability of product in the third quarter of fiscal 2000.

The percentages of gross sales attributable to the Vintners Blend Series, County Series and Vineyard Designate Series were 68.1%, 23.4% and 7.9%, respectively, for the three months ended March 31, 2000, as compared to 64.6%, 29.2% and 5.2%, respectively, in the three months ended March 31, 1999. Sales of Ravenswood branded merchandise accounted for approximately .6% of gross sales for the three months ended March 31, 2000, as compared to 1.0% of gross sales for the three months ended March 31, 1999.

Cost of Goods Sold

Cost of goods sold increased to $3.9 million, or 48.0% of net sales, for the three months ended March 31, 2000, from $2.4 million, or 48.5% of net sales, for the three months ended March 31, 1999. Cost of goods sold, as a percentage of net sales, remained fairly consistent as the combined mix of sales of the Vintners Blend Series, County Series and Vineyard Designate series were relatively similar for both periods.

Gross Profit

Ravenswood's gross profit increased to $4.2 million for the three months ended March 31, 2000, from $2.6 million for the three months ended March 31, 1999, and increased as a percentage of net sales to 52.0% from 51.5% in these respective periods. The increase in aggregate gross profit is primarily attributable to increases in sales volumes across all of Ravenswood's product series.

Operating Expenses

Operating expenses increased to $1.8 million for the three months ended March 31, 2000, from $1.4 million for the three months ended March 31, 1999, and decreased as a percentage of net sales to 22.5% from 28.1% in these respective periods. The increase in the amount of operating expenses is attributable to several different factors. Increased sales volumes resulted in an increase in brokerage commissions. Additionally, Ravenswood has incurred additional expenses as a public company, such as legal and accounting fees. Ravenswood became a public company in the quarter ended June 30, 1999. The decrease in operating expenses as a percentage of net sales can partially be attributed to the accrual of approximately half of annual employee bonuses in the third quarter of fiscal 1999, while a portion of these bonuses have been accrued in each quarter of fiscal 2000. Additionally, as Ravenswood has increased sales it has not increased administrative staff proportionately. However, in April, 2000, a portion of Ravenwood's production and administrative staffs moved into new offices at the Quarry Facility. With the additional space available at the Quarry Facility, Ravenswood expects to expand its production and administrative staffs to support its sales and production growth.

Other Expense, Net

Other expense amounted to $205,369 and $91,652, or 2.5% and 1.9% of net sales, in the three months ended March 31, 2000, and 1999, respectively. The increase in other expenses is primarily attributable to interest incurred on the construction loan for its new production facility, referred to as the Quarry Facility, and on capital leases used to finance the purchase of equipment for the Quarry Facility. Some interest expense is offset by interest income from unspent proceeds of Ravenswood's initial public offering.

Provision for Income Taxes

The provision for income taxes reflects an estimated annualized effective tax rate of 39.9% for the three months ended March 31, 2000, and 29.3% for the corresponding period in fiscal 1999. The increase is due to the recognition of a deferred tax asset in the third quarter of fiscal 1999 for which there is no corresponding item in fiscal 2000.

Nine Months Ended March 31, 2000 and 1999

Sales

Net sales of Ravenswood's products increased to $25.7 million in the nine months ended March 31, 2000, from $16.5 million in the nine months ended March 31, 1999. This increase is primarily attributable to an increase in the volume of wines produced and sold by Ravenswood. In the nine months ended March 31,

2000, case sales increased to 312,902 cases from 195,600 cases in the nine months ended March 31, 1999, while the average price per case decreased to $86.76 from $88.81 in these respective periods. The average price per case decreased as the Vintners Blend Series increased as a percentage of gross sales. Gross sales for each product series grew in the nine months ended March 31, 2000, with increases for Vintners Blend Series, County Series and Vineyard Designate series of 77.3%, 23.4% and 43.8%, respectively, over the same period ended March 31, 1999.

The percentages of gross sales attributable to the Vintners Blend Series, County Series and Vineyard Designate Series were 60.6%, 21.4% and 17.0%, respectively, for the nine months ended March 31, 2000, as compared to 53.2%, 27.0% and 18.4%, respectively, in the nine months ended March 31, 1999. Sales of Ravenswood branded merchandise accounted for approximately 1.0% of gross sales for the nine months ended March 31, 2000, and 1.4% of gross sales for the nine months ended March 31, 1999.

Cost of Goods Sold

Cost of goods sold increased to $12.2 million, or 47.3% of net sales, for the nine months ended March 31, 2000, from $7.5 million, or 45.2% of net sales, for the nine months ended March 31, 1999. The increase in cost of goods sold as a percentage of net sales is primarily attributable to the increase in sales of Ravenswood's Vintners Blend Series as a percentage of gross sales.

Gross Profit

Ravenswood's gross profit increased to $13.6 million for the nine months ended March 31, 2000, from $9.1 million for the nine months ended March 31, 1999, and decreased as a percentage of net sales to 52.7% from 54.8% in these respective periods. The increase in aggregate gross profit is primarily attributable to increases in sales volumes across all of Ravenswood's product series. Traditionally Vintners Blend series wines have a lower percent gross margin than those of the Vineyard Designate and County series wines. The decrease in gross profit as a percentage of net sales is primarily attributable to the increase in sales of the Vintners Blend Series as a percentage of gross sales.

Operating Expenses

Operating expenses increased to $5.6 million for the nine months ended March 31, 2000, from $3.7 million for the nine months ended March 31, 1999, and decreased as a percentage of net sales to 21.6% from 22.6% in these respective periods. The increase in the amount of operating expenses is attributable to several different factors. Increased sales volumes resulted in an increase in brokerage commissions. Additionally, Ravenswood has incurred additional expenses as a public company, such as legal and accounting fees. Ravenswood did not become a public company until the fourth quarter of 1999. The decrease in operating expenses as a percentage of net sales can in part be attributed to the fact that as Ravenswood has increased sales it has not increased administrative staff proportionately. However, in April, 2000, a portion of Ravenwood's production and administrative staffs moved into new offices at the Quarry Facility. With the additional space available at the Quarry Facility, Ravenswood expects to expand its production and administrative staffs to support its sales and production growth.

Other Expense, Net

Other expense amounted to $403,737 and $238,608, or 1.6% and 1.4% of net sales, in the nine months ended March 31, 2000, and 1999, respectively. The increase in other expenses is primarily attributable to interest incurred on the construction loan for its new production facility, referred to as the Quarry Facility, and on capital leases used to finance the purchase of equipment for the Quarry Facility. Some interest expense is offset by interest income from proceeds of Ravenswood's initial public offering.

Provision for Income Taxes

The provision for income taxes reflects an estimated annualized effective tax rate of 39.5% for the nine months ended March 31, 2000, and 40.3% for the corresponding period in fiscal 1999. The decrease is due to the effective tax rate for the nine months ended March 31, 1999 not reflecting an adjustment for deferred taxes and recognition of manufacturer's tax credit.

Selected Quarterly Results of Operations

The following table presents  Ravenswood's results of operations for each of the six  quarters  prior to and  including  the quarter  ended March 31,  2000.  The quarterly information is unaudited, but management believes that the information regarding  these  quarters  has been  prepared  on the same basis as the audited financial  statements appearing in the Company's Form 10-KSB for the fiscal year ended June 30, 1999. In the opinion of  management,  all  necessary  adjustments which include only normal  recurring  adjustments  have been included to present fairly  the  unaudited  quarterly  results  when  read in  conjunction  with the financial  statements and related notes appearing  elsewhere in this Form 10-QSB filing.
                                                                        Quarter Ended
                                                                        (In Thousands)
                                     -----------------------------------------------------------------------------------
                                     December 31,     March 31,      June 30,     September 30,  December 31,   March 31
                                         1998           1999           1999           1999           1999         2000
                                       -------        -------        -------        -------        -------       -------
Statement of Income Data:
Gross Sales                            $ 5,853        $ 5,415        $ 6,119        $ 8,289        $10,437       $ 8,692
 Less Excise Taxes                          51            272            361            335            199           326
 Less Discounts,
    Allowance
    and Returns                            182            182            234            262            315           239
                                       -------        -------        -------        -------        -------       -------
Net Sales                                5,620          4,961          5,525          7,692          9,924         8,127
Cost of Goods Sold                       2,538          2,405          2,788          3,463          4,814         3,897
                                       -------        -------        -------        -------        -------       -------
Gross Profit                             3,082          2,556          2,737          4,229          5,110         4,230
Other Operating Expenses                 1,125          1,396          1,503          1,740          2,001         1,832
                                       -------        -------        -------        -------        -------       -------
Operating Income                         1,957          1,160          1,234          2,489          3,108         2,398
Other (Income) Expense                      74             92            (12)            38            160           205
                                       -------        -------        -------        -------        -------       -------
Income Before Income Taxes               1,884          1,068          1,247          2,451          2,947         2,192
Provision for Income Taxes                 815            312            385            953          1,168           875
                                       -------        -------        -------        -------        -------       -------
Net Income                             $ 1,068        $   756        $   862        $ 1,498        $ 1,780       $ 1,317
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

FINANCIAL CONDITION

Assets

Ravenswood's total assets increased by 21.7% to $46.9 million at March 31, 2000, from $38.5 million at June 30, 1999. Ravenswood's inventory increased by 32.0% or $4.7 million from $14.5 million at June 30, 1999 to $19.2 million on March 31, 2000. Property, plant and equipment, net of depreciation, increased 64.4% from $9.0 million at June 30, 1999 to $14.8 million at March 31, 2000. Ravenswood expects total assets to continue to increase as Ravenswood expands its inventory. The rate of growth in property, plant and equipment is expected to decrease as the Quarry Facility nears completion.

Liabilities

Ravenswood's total liabilities increased by 19.2% to $17.8 million at March 31, 2000, from $15.0 million at June 30, 1999. At March 31, 2000, Ravenswood's long-term liabilities outstanding were $10.4 million and $1.0 million was available under the terms of Ravenswood's lines of credit.

Liquidity and Capital Resources

Ravenswood has funded its capital requirements primarily with cash flows from operations, a mix of short-term and long-term borrowings, and the sale of its securities, most recently with its initial public offering in April, 1999. Cash and cash equivalents totaled $6.9 million at March 31, 2000, as compared to $11.4 million at June 30, 1999. The decrease in cash and cash equivalents is primarily due to cash required to expand inventory, to complete construction of the Quarry Facility and to retire indebtedness.

Net cash provided by operations was $551,952 for the three months ended March 31, 2000 as compared to $539,440 for the three months ended March 31, 1999. The principal sources of cash from operations in this period were net income and inventory while the principal use of cash was accounts payable as Ravenswood began to make payments to growers for grapes received in the Fall of 1999. Net cash used by operations was $175,444 for the nine months ended March 31, 2000, as compared to $1,195,213 provided by operations for the nine months ended March 31, 1999. The principal uses of cash from operations for the period ended March 31, 2000, were the acquisition of additional inventory, especially grapes received in the Fall of 1999, and funding accounts receivable. Principal sources of cash during this period were net income and the increase in accounts payable.

Net cash used for investing activities totaled $1.1 million for the three months ended March 31, 2000 as compared to $632,011 for the three months ended March 31, 1999. The principal use of cash for investing activities during this period was primarily the costs associated with construction of the Quarry Facility. Net cash used for investing activities totaled $5.6 million for the nine months ended March 31, 2000, as compared to $1.2 million for the nine months ended March 31, 1999. The increase was primarily attributable to costs associated with construction of the Quarry Facility. Ravenswood expects that net cash used for investing activities will decrease in the future as the Quarry Facility nears completion.

Net cash used for financing activities was $118,251 for the three months ended March 31, 2000, as compared to $45,280 provided by financing activities for the three months ended March 31, 1999. The principal use of cash during the period ended March 31, 2000 was the repayment of long term debt while the principal source of cash for the period ended March 31, 1999 was the completion of the sale of securities from Ravenswood's December, 1998, offering. Net cash provided by financing activities was $1.3 million for the nine months ended March 31, 2000, as compared to $3.1 million for the nine months ended March 31, 1999. The principal source of cash for the nine months ended March 31, 2000 was financing provided by Pacific Coast Farm Credit Services to construct the Quarry Facility. The principal source of cash for the nine months ended March 31, 1999 was Ravenswood's sale of securities which was completed in December, 1998.

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

In December 1994, Ravenswood completed a private sale of $865,000 of convertible debentures due December 31, 2004. Each $10,000 debenture was convertible into 3,500 shares of common stock at any time prior to December 31, 1999, upon request of the holder. $50,000 of convertible debentures were converted to 17,500 shares of common stock in April, 1999. The remaining $815,000 in convertible debentures were converted into 285,250 shares of common stock in December, 1999, when the conversion privilege expired.

In December, 1998, Ravenswood completed a private sale of $1.7 million of convertible debentures due December 31, 2008 and $1.7 million of common stock. Each $10,000 debenture is convertible into 900 shares of common stock at any time prior to December 31, 2003, upon request of the holder. If the debentures are not converted, Ravenswood may redeem them at face value at any time during the period from January 1, 2004 until the maturity date. Ravenswood pays interest quarterly on the debentures in an amount equal to the prime interest rate quoted by Bank of America NT&SA plus 1%. The interest rate is adjusted every 18 months, except that in no period may the interest rate adjustment exceed 2%, or the maximum interest rate exceed 11%.

Ravenswood has a line of credit with Pacific Coast Farm Credit Association, under which Ravenswood may borrow up to a total of $2 million. As of March 31, 2000, Ravenswood had $1,000,000 outstanding under this line of credit. In addition, on April 26, 1999 Ravenswood obtained a $4.6 million construction loan from Pacific Coast for the purpose of financing the construction of the Quarry Facility which is estimated to cost $9.6 million. The loan is being used as funds for construction are needed. The loan is secured by the Quarry Facility and its lease. The estimated $5 million in remaining costs to complete the facility are to be funded from the December, 1998, private equity offering and proceeds from Ravenswood's initial public offering in April, 1999. Equipment is being acquired through a $3 million commitment for leases.

In April, 1999, Ravenswood completed an initial public offering of one million shares of its common stock at a price of $10.50 per share. W.R. Hambrecht & Company, LLC acted as underwriter for the offering. The net proceeds from the offering have been and will continue to be used for: investment in wine inventory, expansion of production facilities, general corporate purposes, and retirement of indebtedness. Ravenswood's shares are listed on the Nasdaq National Market under the trading symbol RVWD.

The full extent of Ravenswood's future capital requirements and the adequacy of its available funds will depend on many factors, not all of which can be accurately predicted. Although no assurance can be given, Ravenswood believes that anticipated cash flow from operations, borrowings under its existing credit agreements, proceeds from its initial public offering and the private placements in 1994 and 1998 described above, will be sufficient to fund its presently anticipated capital requirements, including its planned expansion, for at least the next 12 months. In the event that additional capital is required, Ravenswood may seek to raise that capital through public or private equity or debt financings. Future capital funding transactions may result in dilution to shareholders.

There can be no assurance that additional capital will be available on favorable terms, if at all. Ravenswood's inability to obtain additional capital on acceptable terms would limit its growth and could have a negative impact on its business. Ravenswood uses substantial amounts of its working capital to purchase grapes and bulk wine supplies from third parties and to pay for the use of third-party production facilities in its wine production. Ravenswood also uses capital to fund its own grape-growing and winemaking activities. Ravenswood expects that it will need an increased amount of working capital over the next several years to fund increases in its production and inventory.

Risks associated with potential Year 2000 problems

Even though to date Ravenswood has not experienced an adverse impact from the transition to the Year 2000, Ravenswood cannot provide assurance that its suppliers and customers have not been affected in a manner that is not yet apparent. As a result, Ravenswood will continue to monitor its Year 2000 compliance and Year 2000 compliance of its suppliers and customers.

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

Because our directors and officers have significant control over Ravenswood, other investors do not have as much influence on corporate decisions as they would if control were less concentrated

Assuming the conversion of all debentures held by our directors and executive officers and their respective affiliates and the exercise of all options exercisable within 60 days of the date hereof by our directors and executive officers, will be converted, our directors and executive officers and their respective affiliates would beneficially own 2,248,276 shares of common stock, or approximately 45.7% of our outstanding common stock and common stock equivalents. Of these shares, 2,064,316 shares, plus an additional 9,765 shares not held of record by Ravenswood's affiliates, have been placed in a voting trust. The trustees of this voting trust are Messrs. Foster, Peterson, and Faggioli, and Ms. Konno, all of whom serve as directors of Ravenswood. As a result, Messrs. Foster, Peterson, and Faggioli and Ms. Konno have significant influence in the election of directors and the approval of corporate actions that must be submitted for a vote of shareholders.

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
(IN THOUSANDS)
Effective Date of the Company's Registration Statement:                         April 8, 1999
Commission File Number                                                 333-71729
Date Offering Commenced:                                               April 9, 1999
Date Offering Completed:                                               Upon the sale of all the shares
                                                                         registered
Names of Managing Underwriters:                                        W. R. Hambrecht & Co., LLP
Class of Securities Registered:                                        Common Stock
Shares Registered and Sold:                                            1,000*
Sold by Company:                                                       1,000*
Sold by Shareholders:                                                  0
Aggregate Price of Offering Amount Registered and Sold:               $10,500
Gross Proceeds to Company:                                            $10,500
Gross Proceeds to Selling Shareholders                                 0
Underwriter's Discounts and Commission Charged to the Company:        $420
Other issuance costs:                                                 $552
Net offering proceeds to the Company:                                 $9,528
Approximate use of net offering proceeds through March 31, 2000:

         Working capital                                              $1,265
         Retirement of debt                                           $1,000
         Expansion of production facilities                           $2,300

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

Dated: May  12, 2000                             Ravenswood Winery, Inc.

                                                 /s/ Callie S. Konno
                                                 -------------------------------
                                                 Callie S. Konno
                                                 Chief Financial Officer

Dated: May 12, 2000

                                                 /s/ W. Reed Foster
                                                 -------------------------------
                                                 W. Reed Foster
                                                 Chairman of the Board and Chief
                                                 Executive Officer