Form 10KSB
period 2000-06-30
RAVENSWOOD WINERY INC
filed 2000-09-28
CIK 937015

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-KSB
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to __________ .

                        Commission File Number: 0-30002

                            RAVENSWOOD WINERY, INC.
           (Exact name of small business as specified in its charter)

                      California                                             94-3026706
(State or other jurisdiction incorporation or organization)     (I.R.S. Employer Identification No.)


                   18701 Gehricke Road                                         95476
                   Sonoma, California                                       (Zip Code)
         (Address of principal executive offices)


Registrant's telephone number, including area code: (707) 938-1960

Securities registered pursuant to Section 12(b) of the Act:

Title  of  each  class               Title of each exchange on which  registered
----------------------               -------------------------------------------

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

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. [ ].

     The issuer's revenues for its most recent fiscal year. $35,615,207.

     The aggregate market value of voting stock held by non-affiliates of the issuer as of September 11, 2000 was $39,475,248.

     There were 4,858,929 shares of the issuer's Common Stock outstanding as of September 11, 2000.


                      DOCUMENTS INCORPORATED BY REFERENCE

Items 10 through 13 are incorporated by reference to the issuer's Proxy Statement for the 2000 annual meeting of shareholders to be filed with the SEC and mailed to shareholders by October 6, 2000.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X].

                            RAVENSWOOD WINERY, INC.

                               TABLE OF CONTENTS

                                2000 FORM 10-KSB



Item No.                                                                                         Page
--------                                                                                         ----
                                                  PART I
Item 1.      Business .......................................................................     1
Item 2.      Properties .....................................................................    15
Item 3.      Legal Proceedings ..............................................................    16
Item 4.      Submission of Matters to a Vote of Security Holders ............................    16

                                                 PART II
Item 5.      Market for the Registrant's Common Stock and Related Shareholder Matters .......    17
Item 6.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations .....................................................................    18
Item 7.      Financial Statements ...........................................................    23
Item 8.      Changes In and Disagreements With Accountants on Accounting and Financial
             Disclosure .....................................................................    43

                                                 PART III
Item 9.      Directors, Executive Officers, Promoters and Control Persons; Compliance with
             Section 16(a) of the Exchange Act ..............................................    43
Item 10.     Executive Compensation .........................................................    43
Item 11.     Security Ownership of Certain Beneficial Owners and Management .................    43
Item 12.     Certain Relationships and Related Transactions .................................    43
Item 13.     Exhibits, Financial Statement Schedules and Reports on Form 8-K ................    43

     This  Report  contains  forward-looking  statements  within  the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding future events and Ravenswood's plans and expectations that involve risks and uncertainties. When used in this Report, the words "estimate," "project," "intend," "expect" and "anticipate" and similar expressions are intended to identify such forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those projected. Factors that may cause actual results to vary include, but are not limited to: (i) future and past weather and general farming conditions affecting the annual grape harvest; (ii) variations in consumer taste and preference: (iii) changes in the wine industry regulatory environment; and (iv) changes in the market value of Ravenswood's common stock. Other factors that may cause or contribute to such differences include, but are not limited to, those discussed below under "Risk Factors," as well as those discussed elsewhere in this Report and in the documents incorporated herein by reference. In light of the important factors that can materially affect results, including those set forth in this paragraph and below, the inclusion of forward-looking information herein should not be regarded as a representation by Ravenswood or any other person that the objectives or plans for Ravenswood will be achieved. The reader is therefore cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. Ravenswood undertakes no obligation to publicly release updates or revisions to these statements.

                                    PART I


Item 1. Business


General Overview

     Ravenswood produces, markets and sells premium California wines exclusively under the Ravenswood brand name. The vast majority of the wines Ravenswood produces and sells are red wines, including Merlot, Cabernet Sauvignon and, particularly, Zinfandel. To a lesser extent, Ravenswood produces white wines, including Chardonnay, French Colombard and Gewurztraminer.

    Ravenswood produces wines in three series:

   * The value-priced Vintners Blend Series, with a suggested retail price of approximately $9.75 to $11.25 per 750 ml bottle;

   * The intermediate-priced County Series, with a suggested retail price of approximately $13.25 to $18.50 per 750 ml bottle; and

   * The higher-priced Vineyard Designate Series, with a suggested retail price of approximately $22.00 to $35.00 per 750 ml bottle.

     The actual price of any particular wine may be either higher or lower than suggested retail, depending upon the type of retail outlet and location where it is sold. All of these products are within the super-premium and ultra-premium categories of the premium wine market generally recognized by the wine industry. "Premium" wines typically retail for more than $3.00 per 750 ml equivalent unit. The premium category is often divided into three major segments: (a) "popular premium" wines, which retail for between $3.00 and $7.00 per 750 ml equivalent unit; (b) "super-premium" wines, which retail for between $7.00 and $14.00 per 750 ml equivalent unit; and (c) "ultra-premium" wines, which retail for $14.00 or more per 750 ml equivalent unit. These categories were originally created by Gomberg, Fredrickson and Associates and are now commonly used in the wine industry.

     For its 1998 and 1999 vintages, which the Company released in 2000, Ravenswood marketed and sold 39 different wines within its three product series.

     Ravenswood's approach focuses on using old-world French winemaking techniques to produce premium wines of exceptional quality and on building awareness and loyalty for the Ravenswood brand. Ravenswood has traditionally concentrated investment in developing its brand name, building inventory and expanding distribution channels, rather than developing vineyard holdings. Although Ravenswood currently owns and manages 14 acres of planted vineyards, over 95% of its grapes are supplied by third parties. Ravenswood also purchases bulk wine of superior quality, which is incorporated into its products, particularly its Vintners Blend Series.

     Ravenswood believes this strategy has enabled it to sustain the growth necessary to capitalize on favorable trends in the demand for California premium wines, while minimizing the need to invest large amounts of capital in the acquisition and development of land and capital equipment until its production levels warranted further investment. As a result Ravenswood enjoys returns on equity and assets that are above normal for the wine industry.


Ravenswood Products

     Ravenswood has focused on the production of wines within the super-premium and ultra-premium categories of the premium wine market. Ravenswood's wines target specific varietals, appellations and prices within these categories.


Vintners  Blend  Series  Ravenswood's  Vintners  Blend Series  consists of wines produced from grapes of specific varietals but sourced from a variety of geographic locations in California. Ravenswood purchases grapes from independent growers in premium grape-growing regions in Northern California. These grapes are vinified by Ravenswood and blended with bulk wine derived from grapes grown in California to produce a wine of distinct varietal character at a reasonable price to the consumer. Ravenswood currently produces Vintners Blend Zinfandel, Merlot and Chardonnay, as well as other white wines in a similar price range. Because of its price, the Vintners Blend Series provides lower margins than Ravenswood's other products; however, the flexibility of using grapes and bulk wine of varying appellations enables Ravenswood to produce its Vintners Blend Series on a larger scale than its other products. As a result, Ravenswood is able to generate greater sales. In the 2000 fiscal year, gross sales of the Vintners Blend Series totaled $22.4 million, or 63% of Ravenswood's gross sales, and is the fastest growing series in Ravenswood's portfolio of products.


County Series            Ravenswood's   County   Series   consists  of  specific
                         varietal  wines  vinted  primarily  by  Ravenswood  and
                         blended from grapes acquired from  independent  growers
                         within the specific appellations of Napa County, Sonoma
                         County,  Amador  County,  Mendocino  County,  Alexander
                         Valley and Lodi.  Ravenswood  believes  that its County
                         Series  provides   consumers  with  reasonably  priced,
                         ultra-premium  wines that have  distinct  varietal  and
                         geographic character and are derived solely from grapes
                         of highly regarded appellations.  For its 1998 vintage,
                         Ravenswood offered 13 different wines within the County
                         Series.  In the 2000  fiscal  year,  gross sales of the
                         County  Series   totaled  $7.8   million,   or  22%  of
                         Ravenswood's gross sales.


Vineyard Designate       Ravenswood's  Vineyard  Designate  Series  consists  of
Series                   ultra-premium  varietal and Meritage wines derived from
                         grapes supplied by specific  vineyards  within Napa and
                         Sonoma counties. Ravenswood believes that each Vineyard
                         Designate    wine    reflects    the   unique    flavor
                         characteristic  of  a  specific,  designated  vineyard.
                         Ravenswood  also believes  that its Vineyard  Designate
                         Series'   emphasis  on  old-world   French   winemaking
                         techniques  sets  a  standard  for  high  quality  that
                         enhances the perceived value of the products in each of
                         its  product  series.  For its 1998 and 1999  vintages,
                         Ravenswood   offered  20  different  wines  within  its
                         Vineyard  Designate  Series.  The  number  of  products
                         offered  within the Vineyard  Designate  Series  varies
                         from  year to year.  This  variation  results  from two
                         factors:   the  number  of  vineyards   available   for
                         designation  and  the  winemakers'   discretion  as  to
                         whether  harvested  grapes  merit  Vineyard   Designate
                         Series status. In the 2000 fiscal year, gross sales of the Vineyard Designate Series totaled $5.1 million, or 14% of Ravenswood's gross sales.

     The table below summarizes the number of wines offered in each product series, by varietal, for the Ravenswood 1998 and 1999 vintages:


                                                       Vintners                Vineyard
                                                         Blend      County     Designate     Total
                                                         -----      ------     ---------     -----
Zinfandel ...........................................     1            6            9         16
Merlot ..............................................     1            2            4          7
Cabernet Sauvignon, Cabernet Franc and
 Bordeaux varietal blends ...........................     0            3            4          7
Miscellaneous reds/blends ...........................     0            1            1          2
Chardonnay ..........................................     1            0            1          2
Miscellaneous whites ................................     3            1            1          5
                                                          -           --           --         --
TOTAL ...............................................     6           13           20         39
                                                          =           ==           ==         ==

     The vast majority of Ravenswood's products are red wines, particularly Zinfandel. Ravenswood's red wines accounted for approximately 94% of its gross sales in the 2000 fiscal year, with sales of Zinfandel accounting for approximately 65% of its gross sales for that period. Ravenswood estimates that future vintages will continue to consist primarily of red wines. However, Ravenswood expects a lesser percentage of Ravenswood's total production will consist of Zinfandel, as it expects production of other red varietal wines to increase more rapidly. Ravenswood will continue to attempt to expand its sales and name recognition selectively. Ravenswood believes that its current mix of products is well-suited to the growing demand for red wines, and intends to continue to devote a majority of its production to its existing red wines.

     Ravenswood believes that by focusing on traditional, old-world French winemaking processes and emphasizing red wine, it has achieved a reputation for high quality and distinctive flavors within the market for red wines, particularly with respect to its Zinfandel and its Vineyard Designate Series. Ravenswood intends to maintain its position as a prominent supplier in the product categories in which it has already established itself. It also plans to explore additional opportunities to produce alternative varietal or blended products in those areas where its focus can enable Ravenswood to establish a similar reputation for excellence and build favorable awareness for the Ravenswood brand.


Ravenswood's Winemaking Process

     In producing its premium wine products, Ravenswood employs traditional old-world French winemaking techniques modified to embrace important aspects of modern winemaking. Ravenswood defines traditional old-world French winemaking as an approach that embraces natural processes and in which human and mechanical intervention is minimized. For example, Ravenswood allows wild yeasts to assist in fermentation and manually mixes its fermenting wines when feasible.

     Ravenswood's winemaking techniques demand careful attention to the wines from the vineyard through the bottling and shipping of its finished products.

   Grape Acquisition

     Substantially all of the grapes utilized in the production of Ravenswood's wines are purchased from independent growers. Ravenswood plays an active role, however, in the management of the grapes that it purchases by monitoring the development of the crop and working directly with vineyard owners to determine optimal plans for nurturing and harvesting grapes. Ravenswood also purchases bulk wine, which is wine vinted by third parties, to incorporate into some of its products. Most of the bulk wine purchased by Ravenswood is incorporated into its Vintners Blend Series. To a limited extent, Ravenswood may incorporate bulk wine that it believes to be of exceptional quality into its County Series.

   Fermentation

     After the grapes are harvested, they are immediately crushed and pumped into fermenting tanks. Using wild, natural yeasts found on the grapes, a combination of the grapes, juice, seeds and stems is left to ferment for a period ranging from one to four weeks, during which time the sugar in the grapes is converted to alcohol. During fermentation, the grape skins are mixed with the fermenting juice through a process known as "punching down", which provides maximum contact between the skins and the juice, resulting in wines with full extraction of color and flavor. Ravenswood's fermentation procedures, by product series, are described below:


Vineyard Designate       Ravenswood's  Vineyard Designate Series is fermented in
                         open-top redwood fermentation tanks of approximately five- to eight-ton capacity that permit punching down to be done by hand, and optimize the distribution of heat throughout the fermentation process. A majority of the Vineyard Designate Series is currently crushed and fermented at the Gehricke Road Facility.


County Series            Ravenswood's  County  Series is  fermented  in a mix of
                         open-top redwood and stainless steel fermentation tanks ranging in size from six to 20 tons. A majority of the County Series is currently crushed and fermented at the Quarry Facility.


Vintners Blend Series    The  portion  of  Ravenswood's  Vintners  Blend  Series
                         vinted by Ravens-wood is fermented exclusively in 20- to 60-ton stainless steel fermenting tanks. Ravenswood currently utilizes independent crush and fermentation facilities for the production of a portion of the Vintners Blend Series. Ravenswood expects a portion of the Vintners Blend program to be crushed and fermented at the Quarry Facility.

   Aging

     When the fermentation process is completed, the wine is gently pressed to separate the juice from the grape skins and stems. It is then stored for aging. Ravenswood's aging procedures, by product series, are described below:

Vineyard Designate       All of Ravenswood's Vineyard Designate Series is stored
Series                   in  60-gallon  French  oak  barrels  of  various  ages.
                         Approximately  30-60% of the Vineyard  Designate Series
                         is  stored in new  barrels.  Ravenswood  believes  that
                         storage in new oak  barrels  provides  superior  flavor
                         characteristics   in   comparison   to  other   storage
                         alternatives. The Vineyard Designate Series is aged in barrels for up to two years.

County Series            Substantially  all of  Ravenswood's  County  Series  is
                         stored   in   60-gallon    French   oak   barrels   and
                         approximately 25-30% of the County Series is stored in new barrels. The County Series is typically aged in barrels for approximately 18 months.

Vintners Blend Series    Approximately 30% of Ravenswood's Vintners Blend Series
                         is stored in French oak barrels,  but  Ravenswood  does
                         not  typically  store  wines  in  this  series  in  new
                         barrels.   The  remaining  wine  used  to  produce  the
                         Vintners Blend Series is stored in stainless steel tanks or purchased as bulk wine from third parties. The portion of the Vintners Blend Series that is vinted by Ravenswood and stored in barrels is typically aged for approximately one year.

     Most   of   Ravenswood's   wines  are  allowed  to  go  through  malolactic
fermentation, a secondary fermentation which adds complexity and flavor to the wines.

  Blending and Bottling

     After aging is completed, Ravenswood's wines are blended prior to bottling and sale. Ravenswood's blending procedures, by product series, are described below:


Vineyard Designate       The Vineyard  Designate  Series is produced by blending
Series                   wine  vinted  from  a  particular   vineyard  based  on
                         proportions of that wine stored in new and older barrels. The percentage of wine stored in new and older barrels that are blended in a particular Vineyard
                         Designate Series product is determined by Ravenswood's winemaker.


County Series            The County Series is produced by blending  wines vinted
                         from specific appellations based on proportions of wine from particular vineyards and stored in barrels of various ages. To a very limited extent, Ravenswood may incorporate some bulk wine that it believes to be of exceptional quality into its County Series.


Vintners Blend Series    The Vintners Blend Series is blended using a proportion
                         of French oak barreled wine, wine stored in stainless steel tanks and bulk wine acquired from independent wineries.

     After bottling, Ravenswood's winemakers release the wines for distribution at times they deem appropriate.

     Although Ravenswood currently uses a variety of production facilities to complete the production of its annual wine volume, it prescribes the processes used at these facilities in order to maintain consistency in the flavor and quality of its products. Ravenswood believes this approach has enabled it to establish a reputation for value at each price segment within the premium wine market in which Ravenswood currently competes. As Ravenswood expands production of its existing wines and adds new wines to its product portfolio, it intends to continue to use these same practices to ensure the quality of its wines and to enhance awareness of the Ravenswood brand name.


1998 Vintage

     It would have been easy to become disoriented in 1998. You might have thought that California was bounded by the North Atlantic, with its unpredictable weather, rather than the benevolent, somewhat Mediterranean-like Pacific. But then again, it was an El Nino year. Throughout the growing season, weather events challenged our grape growers' abilities and reduced what might have been an average size crop to a small crop. The wines from 1998 tend to show the complexity associated with this small crop size and fresh fruit qualities with higher acidities found in cooler vintages. These are qualities more commonly found in the cooler, fine wine growing regions of Europe rather than California.

     How good are Ravenswood's wines in 1998? In the much-loved vintage of 1997, independent wine writers gave Ravenswood's vineyard designated Zinfandels scores between 86 and 92. In 1998, the scores range from 87 to 95. Even a consumer advocacy group not known for wine snobbery, gave the 1998 Vintners Blend Zinfandel a "very good" rating (it was the only Zinfandel that they reviewed from the 1998 vintage that received a "very good" rating). Clearly, the conclusion is that Ravenswood has maintained high quality standards and that the wines are delicious. Need more be said?

     One of the unique things about being in the wine business is that (with apologies to Abe Lincoln) even if you can't please all of the people all of the time, you can please all of the people some of the time. Since winemakers that make red wine always have two vintages in cellar, there is the opportunity to look ahead to the vintage still in barrel. In this case, the dark, brooding wines of 1999. Bud break was late, spring and early summer were cool, crop levels were below average, the skies were clear except for a minor shower in September, and harvest started three weeks later than normal. In short, we had perfect conditions for growing highly flavorful grapes. The 1999 wines are a fine way to punctuate the end of a great decade for California wines and raise our expectations for wines in the twenty first century. Intense, full flavored, complex and most assuredly California-esque, this vintage is sure to please most of the people, all of the time. Many of the wines taste so good in barrel that there is the temptation to rush them to bottle. However, we must remind ourselves that delayed gratification is both moral and good.


Marketing

     A primary focus of Ravenswood's marketing is to force an association in the consumer's mind between the Ravenswood brand name and high quality and distinctive flavor within the super-premium and ultra-premium segments of the premium wine market. Ravenswood believes it has developed a favorable reputation and strong brand awareness among wine consumers and resellers for its red wines, in particular its Zinfandel, Merlot, Cabernet Sauvignon and proprietary blends. Ravenswood has invested, and expects to continue to invest significantly, in the development of its brand name packaging and trademarks. Ravenswood believes that the distinctive Ravenswood name, which is derived from a character in the opera Lucia di Lammermoor by Gaetano Donizetti, and its distinctive logo, created by Berkeley poster artist and printer David Lance Goines, convey a recognizable and high-quality image that has contributed to its success.

     In addition, Ravenswood has invested substantially in promoting its trademarked slogan, "No Wimpy Wines", which it believes accurately and humorously conveys its core marketing philosophy: to demystify wine and make it intellectually accessible to a broad range of consumers. At the same time, Ravenswood believes this slogan, which Ravenswood has idiosyncratically translated into over a dozen languages in its promotional materials, portrays the robust, full-bodied nature of its products, particularly its red wines.

     The focus of Ravenswood's marketing strategy is to attract core wine consumers. Consumer research indicates that the vast majority of the wine consumed in the United States is consumed by a small percentage of the adult population. While Ravenswood believes its promotional messages are appealing to a wide audience of consumers, it also believes a marketing effort focused upon core wine consumers is more effective than campaigns aimed at broadening the population of wine consumers in general. As a result, Ravenswood has not traditionally relied on broad-based advertising in the promotion of its wine and instead has relied on targeted marketing strategies aimed at the core population of wine consumers.

     As part of its targeted marketing strategy, Ravenswood has traditionally relied on its management's personal involvement in the marketing of its wines. Mr. Foster, Ravenswood's chief executive officer, and Mr. Peterson, its president and winemaker, as well as other employees, spend considerable time each year leading tours at the Gehricke Road Facility, as well as traveling on behalf of Ravenswood throughout the country to meet with consumers, distributors, wholesalers, restaurateurs and wine writers. Although Ravenswood expects to expand its marketing efforts in the future, it anticipates that its executive management will continue to personally promote its products and brand name.

     A key element of Ravenswood's marketing is its tasting room located at its Gehricke Road Facility. The tasting room, which is open seven days a week, offers tastings of Ravenswood's product line, Ravenswood logo merchandise and a daily tour of the winery operations. The tasting room also offers barbecues on summer weekends, which encourage visitors to linger over lunch. Ravenswood believes that this welcoming, relaxed atmosphere is an integral part of its casual and approachable style and assists in the development of a favorable image for the Ravenswood brand.

     Consumer research also indicates that a majority of core wine consumers rate brand name familiarity as a very important attribute in selecting wine for purchase. Ravenswood intends to continue to invest in the promotion of its brand name, logo and slogan in the future to increase the familiarity and favorable impression of the Ravenswood brand.

Sales and Distribution

     The following table summarizes Ravenswood's sales by geographic area during the 2000 fiscal year.

                   SUMMARY OF GROSS SALES BY GEOGRAPHIC AREA
                            For Fiscal Years Ended

                                           June 30,2000               June 30, 1999             June 30, 1998
           Geographic Area            Percent of Gross Sales     Percent of Gross Sales     Percent of Gross Sales
------------------------------------ ------------------------   ------------------------   -----------------------
California
   Chains ..........................             24%                        23%                       24%
   Restaurants .....................              6%                         7%                        7%
   General Retail ..................              7%                         9%                        9%
                                                 --                         --                        --
      Total California .............             37%                        39%                       40%
U.S., excluding California .........             51%                        48%                       45%
Export .............................              4%                         4%                        5%
Tasting Room .......................              8%                         9%                       10%
                                                 --                         --                        --
Total ..............................            100%                       100%                      100%
                                                ===                        ===                       ===

     Ravenswood's wines are purchased by consumers:

     * At "on-premise" restaurants

     * At "off-premise" retailers such as specialty wine stores, supermarkets, discounters and liquor stores

     * At Ravenswood's tasting room

     * Over the internet in states where it is legal to do so

     Consumers can purchase Ravenswood's wines at on- and off-premise accounts in all 50 states and in over 20 foreign countries located in North America, Europe and Asia. Ravenswood's sales and distribution strategy varies by geographic location.

     Within the United States, Ravenswood utilizes distributors in every state except California. In California Ravenswood sells directly to retail accounts, which include stores, restaurants and chains, with the aid of brokers. Brokers are used to assist the sales effort in California and 31 other states. Ravenswood uses both brokers and distributors in most of the foreign countries in which Ravenswood's wines are sold.

     Brokers act as an independent sales force and receive commissions as compensation for their sales. Brokers do not take title to the wines they sell. Distributors purchase wine from Ravenswood and sell the wine to their own retail accounts, such as restaurants, grocery stores and wine shops.

     Ravenswood   primarily   uses   smaller,   well-positioned   brokers   and
distributors for whom Ravenswood is a key brand. Although Ravenswood has very few long-term agreements for the distribution of its products, Ravenswood believes that its relationships with its existing brokers and distributors are excellent. Ravenswood's executive management also takes an active role in assisting brokers and distributors with sales within California and within major geographic markets outside California.

     In the 2000 fiscal year, approximately 75% of Ravenswood's gross sales were made using brokers, with Ravenswood's most successful broker responsible for 21% of its gross sales and its ten most successful brokers were responsible for 69% of its gross sales. Within California, Ravenswood currently uses seven brokers and four warehouses located throughout the state. For the 2000 fiscal year, approximately 45% of Ravenswood's gross sales resulted from sales within California. Of this amount, approximately 8% of gross sales were purchases by California and non-California consumers through Ravenswood's tasting room and approximately 37% were sales to chains, restaurants and retail accounts.

     Whether or not Ravenswood uses a broker as a sales agent, Ravenswood's sales outside of California generally require the use of distributors. While no one distributor accounted for more than 6% of gross sales for the 2000 fiscal year, its ten largest distributors accounted for approximately 23% of its gross sales for that period. In order to facilitate broad distribution of its products throughout various geographic markets, Ravenswood has traditionally allocated its available production among its brokers and distributors. Ravenswood believes that the breadth of its distribution network, which accounted for approximately 55% (including export) of Ravenswood's gross sales for the 2000 fiscal year, ensures that the elimination of any one specific distribution relationship will not adversely affect out-of-state sales.

     In April, 2000, Ravenswood established a 32,000 square-foot warehouse approximately 3 miles from the Gehricke Road Facility to service California, out-of-state and export customers. Although Ravenswood still utilizes third-party warehouses throughout California, all out-of-state, export and a majority of California orders are shipped from this facility. Additionally, Ravenswood plans to incorporate an order fulfillment center within the warehouse to centralize processing and shipping of direct sales to consumers for internet and wine club orders.

     Beginning in 1991, Ravenswood began selling wines and some merchandise directly to consumers through the tasting room at its Gehricke Road Facility. Ravenswood's gross sales from its tasting room have grown substantially since 1992 and represented approximately 8% of gross sales for the 2000 fiscal year. Although Ravenswood sells some of its products through direct mail channels, where permitted by law, it does not anticipate a material increase in the percentage of sales derived from direct mail sales to consumers in the near future.

     In May of 2000, Ravenswood signed an agreement with Winetasting.com to sell Ravenswood's wines through the Winetasting.com website. Because of the complexity of laws regulating direct shipments of alcoholic beverages to consumers, Winetasting.com has developed sophisticated software to assist wineries in complying with these regulations. Ravenswood believes that Winetasting.com has the expertise and experience to promote its Internet presence and facilitate order processing and shipping. In July, 2000 Ravenswood received its first orders through Winetasting.com and anticipates that it will continue to develop its ability to sell its wines over the Internet for the foreseeable future. This partnership with Winetasting.com gives Ravenswood access to detailed information regarding Ravenswood's customers and allows Ravenswood to develop specific marketing programs to attract customers through the Internet.


Grape and Bulk Wine Supply

     Ravenswood obtains its grapes for wine production from more than 80 suppliers located primarily in Sonoma and Napa counties, and other Northern California premium grape-growing counties and is dependent upon independent grape growers and bulk wine suppliers for substantially all of its annual wine production. Ravenswood is not dependent upon any one supplier for a significant portion of its total required grape supply in any given harvest season. Ravenswood's largest supplier typically accounts for no more than 7% of the total grapes crushed for Ravenswood's annual wine production and the top three suppliers together generally account for no more than 20% of the total grapes crushed. Ravenswood believes there are sufficient alternative supplies of high-quality grapes to ensure continuing production of high-quality wines in the event that it cannot obtain grapes from any particular supplier. The Gehricke Road Facility includes 14 acres of vineyards, 5.2 of which are producing grapes regularly and nine of which were recently replanted with Phylloxera-resistant vines. Ravenswood expects to receive approximately ten tons of Zinfandel from these replanted acres this Fall.

     In working with its growers, Ravenswood relies on both personal and contractual relationships. Ravenswood has entered into grape purchase agreements with the growers of a majority of the grapes used in its annual production. The business terms of these purchase agreements vary, however, the majority of Ravenswood's purchase agreements require that, while either party may terminate the agreement at any time, both parties must abide by its terms for three years following termination. The majority of these contracts provide for pricing formulas tied to the Final Grape Crush Report published annually by the California Department of Food and Agriculture.

     Ravenswood also purchases grapes from some of its growers in amounts and at prices that are negotiated from year to year. These year-to-year arrangements are often not in writing. Ravenswood traditionally has relied on, and continues to seek to establish, relationships with growers that have a long-term perspective, whose vineyards have the potential for developing distinctive wines, and for whom Ravenswood is an important customer.

     Ravenswood relies on several specific grape suppliers for its Vineyard Designate Series in order to produce wines from those specific vineyards. For the 1998 and 1999 vintages, Ravenswood produced 20 separate wines within the Vineyard Designate Series. The vast majority of growers supplying grapes for Ravenswood's Vineyard Designate Series have entered into grape supply agreements with Ravenswood. Ravenswood believes that the pricing arrangements with these growers and the prestige and acclaim related to the production of a wine within the Vineyard Designate Series have led to stable and long-term relationships with those suppliers.

     In the Fall of 1999, Ravenswood crushed approximately 4,878 tons, a 73% increase over the 1998 harvest of 2,826 tons. A majority of the products from the 1999 harvest will be released in fiscal years 2001 and 2002. As a result, Ravenswood expects to have an adequate supply of products to meet expected demand for those years.

     Ravenswood is also dependent on bulk wine suppliers for the production of several of its wines, particularly its Vintners Blend Series. Ravenswood does not have contracts with bulk wine suppliers or agreements that would protect it from fluctuations in the price or availability of bulk wine. The availability and price of bulk wine significantly affect the quality and production level of Ravenswood's products that contain bulk wine. The price, quality and available quantity of bulk wine have fluctuated in the past and Ravenswood believes they will continue to do so in the future.

     The recent increase in demand for premium wine has resulted in the planting of additional vineyards both domestically and internationally and the replanting of existing vineyards to greater densities. Many industry sources expect a significant increase in the supply of premium wine grapes in the next few years. Although this increase in supply may cause a decrease in the prices Ravenswood pays independent growers for their grapes, an oversupply of grapes may significantly increase the amount of premium wine produced. An increase in the supply of premium wine may reduce the price of premium wines, including those Ravenswood produces. Oversupply may also increase the amount of premium wine available to its distributors and retail outlets, which could increase competition in its distribution channels.


Significant Events

     In December 1999, $815,000 in convertible debentures were converted into 285,250 shares of Ravenswood common stock. Each $10,000 debenture was convertible into 3,500 shares of common stock, or $2.86 per share, at any time prior to December 31, 1999 upon request of the holder. If the debentures were not converted, Ravenswood could have redeemed them at face value at any time during the period from January 1, 2000 until the maturity date of December 31, 2004.

     On June 12, 2000 Ravenswood filed a notice of completion for its Quarry Facility at 26200 Arnold Drive, Sonoma, California. The Quarry facility was designed and constructed as a fully integrated winery and consists of approximately 47,000 square feet capable of producing 250,000 cases annually. Additionally, the facility provides offices for administrative and production staffs.


Management Information Systems

     Our management information systems integrate compliance, sales reporting, merchandise analysis and stock replenishment, as well as accounting functions. Ravenswood believes that its management information systems allow it to efficiently support Ravenswood's growth and maintain a competitive industry position.


Competition

     In recent months several major consolidation transactions have been announced within the wine industry, such as Foster's Brewing Group's proposed acquisition of Beringer Wine Estates and Vincor

International Inc.'s proposed acquisition of R.H Phillips. Although these acquisitions, if consummated, will change the landscape within the industry, Ravenswood believes that it will nevertheless remain intensely competitive and highly fragmented. In addition, channels of distribution have increased access to wines from foreign sources. Ravenswood's wines compete in the premium wine market with hundreds of other California wineries, producers of domestic premium wines and producers of imported wines, primarily from France, Italy, Spain, Australia, New Zealand, South Africa and Chile. Ravenswood's wines also compete with popular-priced generic wines and with other alcoholic and, to a lesser degree, non-alcoholic beverages for shelf space in retail stores and for marketing focus by Ravenswood's independent brokers and distributors, many of which carry extensive brand portfolios.

     Ravenswood believes that the primary competitive factors in the wine industry tend to be brand recognition, product quality, access to distribution channels and price. Ravenswood believes it is competitive in each of these areas, with high brand recognition, exceptional products, loyal and effective channels of distribution and competitive pricing policies. While consolidation within the wine industry will give other brands access to significantly greater capital resources, more extensive promotional practices, and substantially larger and more developed distribution networks, Ravenswood believes that it can compete effectively, particularly with respect to its higher-end products, with much larger-scale wine producers that rely on larger distributors or internal sales forces. In recent years, an increasing number of smaller wineries have adopted an approach to winemaking similar to Ravenswood's, which emphasizes production processes and brand awareness over investment in land and production capacity. Ravenswood believes that these competitors, such as Kenwood, Rabbit Ridge, Ridge Vineyards and Rosenblum Cellars, appeal to many of the same consumers as those targeted by Ravenswood.

     Ravenswood believes that while brand awareness is an important component to core wine consumers, most wine consumers are loyal to more than one brand of premium wine. As a result, Ravenswood must constantly promote its wines to its existing customer base and expects to continue to invest in brand awareness to reinforce its image with core wine consumers.


Trademarks

     Ravenswood maintains U.S. Federal trademark registrations for its brands. Ravenswood also maintains international trademark registrations where it is appropriate to do so. Each of the United States trademark registrations is renewable indefinitely so long as Ravenswood is making a bona fide usage of the trademark.


Shareholder Benefits

     Ravenswood has initiated a program which provides certain benefits to holders of record including: an opportunity to purchase wines at discounted prices at specific times throughout the year, invitations to special events and VIP tours & tastings.


Employees

     As of June 30, 2000, Ravenswood had approximately 60 full-time employees, 30 of whom were salaried, with the remaining employees paid an hourly wage. There were approximately 32 part-time, seasonal employees at June 30, 2000.


Executive Officers of the Company

     W. Reed Foster co-founded Ravenswood in 1976. He has served as chairman, chief executive officer and a director since Ravenswood's incorporation in 1986. From 1970 until joining Ravenswood, Mr. Foster operated a commercial real estate firm in San Francisco. He also co-founded the San Francisco Vintner's Club, serving as its president for six years, and served as an officer of Draper & Esquin, a retail wine shop, for 15 years. He received a B.A. in philosophy from Williams College and an M.B.A. from the Harvard Graduate School of Business Administration.

     Joel E. Peterson co-founded Ravenswood in 1976. He has served as president, winemaker and a director since Ravenswood's incorporation in 1986. Mr. Peterson's duties as winemaker involve managing and directing the winemaking process. Mr. Peterson was a wine writer and a consultant in the art of traditional winemaking as practiced in Bordeaux and Burgundy. Mr. Peterson holds a B.S. in Microbiology and Biochemistry from Oregon State University and a Medical Technology degree from the University of California, San Francisco. Mr. Peterson was actively involved in immunology research at Mt. Zion Hospital until 1977.

     Justin M. Faggioli has served as executive vice president of Ravenswood since January 1995 and as secretary and a director since October, 1996. Prior to joining Ravenswood, from May 1991 until January 1995, Mr. Faggioli operated a 2,600-acre ranch in Sonoma County owned by his wife's family and helped develop a 175-acre vineyard on that property. Mr. Faggioli holds B.S. and M.S. degrees in Earth Sciences from Stanford University and an M.B.A. from the Harvard Graduate School of Business Administration.

     Callie S. Konno has served as Ravenswood's chief financial officer since 1996 and has served as a director since February, 1999. From 1993 until her appointment as chief financial officer, Ms. Konno served as secretary of
Ravenswood and was responsible for various accounting and administrative duties. She holds an A.B. in History and International Relations from Occidental College and an M.L.I.S. in Library and Information Studies from the University of California, Berkeley. In addition, Ms. Konno has passed the Certified Public Accountants examination.


Factors that May Affect Future Results

     A reduction in consumer demand for premium red wines could affect our business

     Because a large percentage of the wines we produce are premium red wines, including Merlot, Cabernet Sauvignon and, in particular, Zinfandel, our business would be harmed if consumer demand for red wines in general, or Zinfandel in particular, failed to grow or declined. An overall reduction in consumer demand for premium wine would also harm our business.

     A reduction in the supply of grapes and bulk wine available to us from the independent grape growers and bulk wine suppliers on whom we rely could reduce our annual production of wine

     We rely on annual contracts, some of which are not in writing, with over 80 independent growers to purchase substantially all of the grapes used in our wine production. We cannot provide assurance that we will be able to contract for the purchase of grapes at acceptable prices from these or other suppliers in the future. The terms of many of our purchase agreements also constrain our ability to discontinue purchasing grapes in circumstances where we might want to do so. Those agreements typically provide that, while either party may terminate the agreement at any time, both parties must continue to abide by its terms for three years following termination.

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

     Bad   weather,   plant   diseases,   pests,   including  the  glassy-winged
sharpshooter, and other factors could reduce the amount or quality of the grapes we need to produce our wines

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

     For example, due to the effects of El Nino, the grape supply available to us for the 1998 harvest was lower than for the 1997 harvest, which we believe was an unusually large harvest. Therefore, the inventory of our 1998 vintage may be less than that of our 1997 vintage. As a result, the growth of our sales may be limited in fiscal year 2001, when a portion of our 1998 vintage will be released for sale.

     Factors which reduce the quantity of grapes may also reduce their quality, which in turn could reduce the quality or amount of wine we produce. A deterioration in the quality of our wines could harm our brand name, and a decrease in our production could reduce our sales and profits.

     Although we grow only a small portion of the grapes we use, our business is still subject to numerous agricultural risks. Most of the vineyards that supply our grapes are primarily planted to rootstocks believed to be resistant to Phylloxera, a pest that feeds on susceptible grape rootstocks. We purchase grapes from regions in California in which the glassy-winged sharpshooter has, or may be encountered. The glassy-winged sharpshooter can transmit Pierce's Disearse to vineyards. This disease is often fatal to wine grape vines. To date, our access to supplies of grapes and bulk wine has not been negatively impacted by the spread of the glassy-winged sharpshooter or Pierce's Disease.
However, we cannot be certain that these vineyards, or vineyards from which we obtain grapes in the future, will not become susceptible to current or new strains of Phylloxera, plant insects, such as the glassy-winged sharpshooter, or diseases, such as Pierce's Disease. Any resulting reduction in grape supply could reduce our sales and profits.

     An oversupply of grapes may also harm our business by increasing the supply of wine sold by our competitors

     The recent increase in demand for premium wine has resulted in the planting of additional vineyards, both domestically and internationally, and the replanting of existing vineyards to greater densities, which could result in a significant increase in the supply of premium wine grapes. An oversupply of grapes may significantly increase the amount of premium wine produced. An increase in the supply of premium wines could harm our business because we only produce premium wines. Oversupply may also increase the amount of premium wine available to our distributors and retail outlets, which would increase competition in our distribution channels.

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

     Because a significant amount of our sales is made through brokers a change in our relationship with any of them could harm our business

     In the 2000 fiscal year, approximately 75% of our gross sales were made through brokers. A change in our relationship with any of our brokers could harm our business and reduce our sales. Our most successful broker was responsible for 21% of our gross sales in the 2000 fiscal year, and our ten most successful brokers were responsible for 69% of our gross sales in the 2000 fiscal year.

     Because some states have laws that prohibit distributor changes, our sales may be reduced if we cannot replace an under-performing distributor

     Our sales outside of California largely depend on the use of distributors. Our ten largest distributors accounted for approximately 23% of our gross sales for the 2000 fiscal year, and we expect that sales to our ten largest distributors will continue to represent a substantial portion of our sales in the future. The laws and regulations of several states prohibit distributor changes except under limited circumstances. As a result, it may be difficult for us to replace distributors that do not perform adequately, which may reduce our sales and profits.

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

     We also compete with popular, low-priced "generic" wines and with beer and other alcoholic and non-alcoholic beverages both for demand and for access to distribution channels

     Many of the producers of these beverages also have significantly greater financial, technical, marketing and public relations resources than we do. Our sales may be harmed to the extent any alternative beverages are introduced that compete with wine. We may not be able to compete successfully against these wine or alternative beverage producers.

     A reduction in our access to, or an increase in the cost of, the third-party services we use to produce our wine could harm our business

     We utilize third-party facilities, of which there is a limited supply, for the production activities associated with our wines. Our inability in the future to use these or alternative facilities, at reasonable prices or at all, could increase the cost or reduce the amount of our production, which could reduce our sales and our profits. We do not have long-term agreements with any of these facilities. The activities conducted at outside facilities include:
(a) crushing; (b) fermentation; (c) storage; (d) blending; and (e) bottling. Our reliance on these third-parties varies according to the type of production activity. As production increases, we may continue to rely upon these third-party production facilities. Reliance on third-parties will also vary with annual harvest volumes.

     A failure to complete the expansion of our facilities as planned could limit our production of wine and harm our business

     We recently completed Phase I of our production facility, the Quarry Facility, and are currently utilizing it to full capacity. We are currently planning to expand the Quarry Facility, in order to increase our production capacity. Our failure to complete the expansion of the Quarry Facility, or otherwise expand our production capabilities, would limit our production capacity, would require greater use of third-party production facilities, and could reduce our sales and/or profits. We expect to utilize the entire Quarry Facility fully upon the completion of the contemplated expansion. As a result, any further expansion of our production capacity may require us to use third-party production facilities or to continue to expand our own production capacity. Our failure to expand our production capacity, or to secure capacity from third parties, either at acceptable prices or at all, could limit our production and reduce our sales and/or profits.

     Adverse public opinion about alcohol may harm our business

     While a number of research studies suggest that moderate alcohol consumption may provide various health benefits, other studies conclude or suggest that alcohol consumption has no health benefits and may increase the risk of stroke, cancer or other illnesses. An unfavorable report on the health effects of alcohol consumption could significantly reduce the demand for wine, which could harm our business and reduce our sales and profits.

     In recent years, activist groups have used advertising and other methods to inform the public about the societal harms associated with the consumption of alcoholic beverages. These groups have also sought, and continue to seek, legislation to reduce the availability of alcoholic beverages, to increase the penalties associated with the misuse of alcoholic beverages, or to increase the costs associated with the production of alcoholic beverages. Over time, these efforts could cause a reduction in the consumption of alcoholic beverages generally, which could harm our business and reduce or sales and profits.

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

     Increased regulatory costs or taxes would harm our financial performance

     The wine industry is regulated extensively by the Federal Bureau of Alcohol, Tobacco and Firearms, various foreign agencies, and state and local liquor authorities. These regulations and laws dictate various matters, including:

     * Excise taxes

     * Licensing requirements

     * Trade and pricing practices

     * Permitted distribution channels

     * Permitted and required labeling

     * Advertising

     * Relationships with distributors and retailers

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

     Assuming all convertible debentures held by our directors and executive officers and their respective affiliates will be converted, and all options exercisable within 60 days of the date hereof by our directors and executive officers, will be exercised, our directors and executive officers and their respective affiliates would beneficially own 2,242,976 shares of common stock, or approximately 46.5% of our outstanding common stock and common stock equivalents. As a result, our directors and executive officers and their respective affiliates have significant influence in the election of directors and the approval of corporate actions that must be submitted for a vote of shareholders. The interests of these affiliates may conflict with the interests of other shareholders, and the actions they take or approve may be contrary to those desired by the other shareholders. This concentration of ownership may also have the effect of delaying, preventing or deterring an acquisition of Ravenswood by a third party.

     Natural disasters, including earthquakes or fires, could destroy our facilities or our inventory

     California experiences earthquake activity from time to time, such as the recent earthquake in Napa. The Gehricke Road Facility, the Quarry Facility and all of the third-party facilities we use to produce and store our wine are located in areas that are subject to earthquake activity. If we lost all or a portion of our wine prior to its sale or distribution as a result of earthquake activity, we would lose our investment in, and anticipated profits and cash flows from, that wine. Such a loss would seriously harm our business and reduce our sales and profits.

     In addition, we must store our wine in a limited number of locations for a period of time prior to its sale or distribution. Any intervening catastrophes, such as fire, that result in the destruction of all or a portion of our wine would result in a loss of our investment in, and anticipated profits and cash flows from, that wine. Such a loss would seriously harm our business and reduce our sales and profits.

     Our small market size and relatively low trading volume may limit the market price, liquidity or trading volume of our stock

     Our small size and relatively low trading volume may reduce the amount of research coverage from market analysts. This reduced level of coverage may limit the market price, liquidity or trading volume of our common stock.

     Risks associated with potential Year 2000 problems

     Even though to date Ravenswood has not experienced any adverse impact from the transition to the Year 2000, Ravenswood cannot provide assurance that its suppliers and customers have not been affected in a manner that is not yet apparent. As a result, Ravenswood will continue to monitor its Year 2000 compliance and Year 2000 compliance of its suppliers and customers. Ravenswood will always face the risk presented by our, and our vendors' and suppliers' reliance on technology and technologic services supplied by third parties.


Item 2. Properties

     Ravenswood currently operates one owned and four leased locations in Sonoma and one leased location in Emeryville, California. The Gehricke Road Facility, which Ravenswood owns, is composed of two buildings totaling approximately 12,600 square feet. This facility houses tanks, barrrels, bottling line and production equipment as well as administrative offices, a small laboratory, a retail tasting room, and warehouse space for limited cased goods storage. Ravenswood expects to crush and ferment small lots, such as the Vineyard Designate Series, as well as some County series at this location. The Gehricke Road Facility is situated on approximately 25 acres, 14 of which are Zinfandel and Merlot vineyards.

     During fiscal 2000 Ravenswood completed construction of Phase I of the Quarry Facility, which is located on leased land consisting of approximately 20 acres in Sonoma County. Ravenswood leases this property from the spouse and brother-in-law of Justin Faggioli, its executive vice president. The lease expires on December 31, 2032. Current monthly lease payments are $3,697, subject to annual adjustment. In addition, the lease provides Ravenswood with a right of first refusal to purchase a portion of the property and a first option to rent upon its expiration, if specific conditions are met.

     The Quarry Facility was designed and built as a fully integrated winery and provides space for administrative and production offices. The facility consists of a 47,000 square foot building, capable of producing 250,000 cases of wine annually, with the necessary exterior infrastructure, including grape crush equipment, mechanical equipment, truck docks, septic system, wastewater system, fire suppression equipment, access roads and elements commonly associated with a winery operation. The building includes space for the fermentation, storage and blending of wine, barrel storage for wine aging, bottling equipment and limited case goods storage. The use permit does not include public tours and tasting or retail sales, although it does permit marketing events and similar industry-related activities.

     Phase I of the Quarry Facility was completed at a cost of approximately $9.7 million, with capital equipment purchases of approximately $3.3 million. Ravenswood is currently planning an expansion of the Quarry Facility of approximately 25,000 square feet. This expansion will be used for additional barrel and tank storage and Ravenswood expects to use the same design and structure as the existing barrel and cased goods areas. Ravenswood is currently working with its architect, engineers and general contractor to submit the project for design review and to obtain the necessary permits. Preliminary estimates of the costs of the project range from $2.2 million to $2.7 million. Ravenswood expects construction of the expansion to begin in late Spring or early Summer of calendar 2001.

     Ravenswood leases approximately 25,900 square feet at two locations that are used for barrel storage and aging of wines. The lease for one of these properties provides for monthly payments of $5,445 for 9,900 square feet, subject to annual adjustment, and expires on September 30, 2002, with an option to the extend the lease two years to September 30, 2004. The lease for the other barrel storage and wine aging property provides for monthly payments of $7,299 for 16,000 square feet, subject to annual adjustments, and expires on September 30, 2002 with a three-year option for renewal.

     In April, 2000 Ravenswood secured approximately 32,000 square feet for cased goods storage. This facility services Ravenswood's California, out-of-state and export customers. As a result, Ravenswood is able to more closely monitor shipping and logistics operations and is less reliant upon third-party cased goods storage facilities. The lease provides for monthly payments of $14,171 and expires on January 31, 2003, with two three-year renewal options. Ravenswood also leases approximately 1,880 square feet of office space in Emeryville for administrative and sales purposes. The lease for the office provides for monthly payments of $3,380, subject to annual adjustment and expires on April 30, 2005.


Item 3. Legal Proceedings

     There are no material legal proceedings pending to which Ravenswood is a party. Ravenswood's management knows of no legal actions being contemplated by or against Ravenswood.


Item 4. Submission of Matters to a Vote of Security Holders

     None

                                    PART II


Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

   Market Information

     Our common stock is listed on the Nasdaq National Market System ("Nasdaq") under the symbol "RVWD". The table below states the high and low closing sale prices on the Nasdaq National Market from our initial public offering on April 9, 1999 through the fiscal year ending June 30, 2000:

      Fiscal 2000                 High                 Low
      -----------                 ----                 ---
  Fourth Quarter                $ 14.25             $ 10.375
  Third Quarter                 $ 12.00             $ 10.50
  Second Quarter                $ 11.00             $ 10.438
  First Quarter                 $ 10.875            $ 10.375

      Fiscal 1999                 High                Low
      -----------                 ----                ---
  April 9 to June 30            $ 11.00             $ 10.438

   Shareholders

     The  number  of  common shareholders of record as of September 11, 2000 was
118. This number excludes shareholders whose stock is held in nominee or street name by brokers.

   Dividend Policy

     No dividends have been declared on our common stock since incorporation. It is not anticipated that Ravenswood will pay any dividends in the foreseeable future. The terms of Ravenswood's credit agreements impose restrictions on Ravenswood's ability to declare and pay dividends.

Use of Proceeds

     The following table describes the use of proceeds from Ravenswood's initial public offering in April 1999.

(IN THOUSANDS)
Effective Date of the Company's Registration Statement:      April 8, 1999
Commission File Number:                                      333-71729
Date Offering Commenced:                                     April 9, 1999
Date Offering Completed:                                     Upon the sale of all the shares
                                                              registered.
Names of Managing Underwriters:                              W.R. Hambrecht & Co., LLP
Class of Securities Registered:                              Common Stock
Shares Registered and Sold:                                  1,000 *
Sold by Company:                                             1,000 *
Sold by Shareholders:                                        0
Aggregate Price of Offering Amount Registered and Sold:      $10,500
Gross Proceeds to Company:                                   $10,500
Gross Proceeds to Selling Shareholders:                      0
Underwriter's Discounts and Commissions Charged to the
 Company:                                                    $   420
Other issuance costs:                                        $   546
Net offering proceeds to the Company:                        $ 9,534
Approximate use of net offering proceeds through June 30,
 2000:
 Working capital                                             $ 1,265
 Retirement of debt                                          $ 1,000
 Expansion of production facilities                          $ 3,350

----------------
* In connection with the initial public offering, Ravenswood granted the underwriters an over-allotment option to purchase 150,000 additional shares of Ravenswood's Common Stock at the original initial public offering price. The option was not exercised.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fiscal years ended June 30, 2000 and 1999

Results of Operations

   Sales

     Net sales consist of gross sales of Ravenswood's wines and merchandise, less excise taxes, discounts, returns and allowances. Net sales increased to $33.2 million in the fiscal year ended June 30, 2000, from $22.1 million in the fiscal year ended June 30, 1999. This increase is primarily attributable to an increase in the volume of wines produced and sold by Ravenswood. In the fiscal year ended June 30, 2000, case sales of Ravenswood's products increased to 412,866 cases from 270,760 cases in the fiscal year ended June 30, 1999, while the average price per case decreased by approximately 1% from $86.39 per case in fiscal 1999 to $85.39 per case for fiscal 2000 (based on gross sales.) This decrease in average price per case is primarily attributable to the increase in sales of Ravenswood's value-priced Vintners Blend Series as a percentage of gross sales.

     The percentages of gross sales attributable to the Vintners Blend Series, County Series and Vineyard Designate Series were approximately 63%, 22% and 14%, respectively, in the fiscal year ended

June 30, 2000, as compared to 58%, 26% and 14%, respectively, in fiscal 1999. Sales of Ravenswood branded merchandise accounted for approximately 1% of gross sales for the fiscal years ended June 30, 1999 and June 30, 2000. Ravenswood expects that the percentage of gross sales attributable to its Vintners Blend Series will continue to increase relative to sales of Ravenswood's other product series as Ravenswood continues to expand its production and product offerings in this segment.

   Cost of Goods Sold

     Cost of goods sold includes the cost of:

     * Grapes

     * Bulk wine

     * Packaging materials

     * Labor used in wine production

     * Bottling expense

     * Overhead allocated in production costs from winery facilities and equipment

     These costs are capitalized as inventory, and depleted as costs of goods sold are recognized. Cost of goods sold increased to $15.7 million, or 47.2% of net sales, in the fiscal year ended June 30, 2000, from $10.3 million, or 46.5% of net sales, in the fiscal year ended June 30, 1999. The increase in the amount of cost of goods sold is primarily due to an increase in the total volume of wine sold. The increase in cost of goods sold as a percentage of net sales is attributable to the increase in sales of the Vintners Blend Series as a percentage of gross sales. The Vintners Blend Series results in a lower margin because it is sold at a lower price point than Ravenswood's other product series.

   Gross Profit

     Ravenswood's gross profit increased to $17.5 million in the fiscal year ended June 30, 2000, from $11.8 million in the fiscal year ended June 30, 1999, and decreased as a percentage of net sales to 52.8% from 53.5% in these respective periods. The increase in the amount of gross profit is primarily attributable to an increase in sales volumes across all product lines. The decrease in gross profit as a percentage of sales is due to a change in product mix sold from fiscal 1999 to fiscal 2000, with the Vintners Blend Series accounting for a larger percentage of sales in fiscal 2000.

   Operating Expenses

     Operating expenses consist of sales and marketing overhead, commissions paid to independent brokers, advertising and merchandising expenses, salaries and facilities expenses unrelated to wine production, insurance and professional services. Operating expenses increased to $7.7 million in the fiscal year ended June 30, 2000, from $5.2 million in the fiscal year ended June 30, 1999. As a percentage of net sales, operating expenses decreased slightly to 23.3% of net sales in the fiscal year ended June 30, 2000, from 23.7% of net sales in the fiscal year ended June 30, 1999. The increase in operating expenses is primarily attributable to brokerage commissions related to Ravenswood's increased sales, increased administrative expenses from increased sales and production, additional expenses incurred in moving into the Quarry Facility and the additional costs associated with becoming a public company in April, 1999. The decrease in operating expenses as a percentage of net sales is primarily attributable to increased sales volumes without corresponding increases in administrative staff or other overhead expenses. Ravenswood expects total operating expenses to increase as it continues to increase production and sales.

   Other Expense, Net

     Other expense consists of non-operating income and expense items, which primarily consist of interest on outstanding indebtedness. These items have tended to fluctuate from year to year. Other expense amounted to $589,723 and $226,370 in the fiscal years ended June 30, 2000 and 1999, respectively. The increase in other expenses is primarily attributable to increased interest expense. In fiscal 2000 Ravenswood was required to pay interest on $1,687,500 in convertible debentures for an entire year, while in fiscal 1999 interest expense was recognized for approximately six months of the year. Additionally, Ravenswood recognized interest expense for funds borrowed in connection with the construction of the Quarry Facility as well as on capital leases used to fund the purchase of equipment installed at the Quarry Facility. Ravenswood expects that other expenses will continue to increase as it is required to pay interest on those funds borrowed to construct the Quarry Facility and on capital leases used to purchase additional equipment.


   Provision for Income Taxes

     The provision for income taxes reflects an estimated annualized effective tax rate of 36.6% at June 30, 2000, and 38.5% at June 30, 1999. The decrease in the effective tax rate reflects California State tax benefits realized from manufacturer's tax credits resulting from equipment purchases made for the Quarry facility. Although Ravenswood normally experiences an effective tax rate of approximately 39.5%, it believes it will have a slight tax benefit from equipment put into service during fiscal 2001.


   Net Income and Earnings Per Share

     Net income for the fiscal year ended June 30, 2000 increased to $5.8 million, as compared to $3.9 million for the fiscal year ended June 30, 1999. The increase was primarily due to increased volume in sales. Fully diluted earnings per share for the fiscal year ended June 30, 2000 increased to $1.19 per share from $.96 per share for the fiscal year ended June 30, 1999.


Fiscal Years Ended June 30, 1999 and 1998


Results of Operations

   Sales

     Net sales of Ravenswood's products increased to $22.1 million in the 1999 fiscal year, from $15.9 million in the 1998 fiscal year. This increase is primarily attributable to an increase in the volume of wines produced and sold by Ravenswood. In the 1999 fiscal year, case sales increased to 270,760 cases from 191,655 cases in the 1998 fiscal year, while the average price per case decreased from $87.37 to $86.39 in these respective periods. The decrease in average price per case is primarily attributable to the increase in sales of the value-priced Vintners Blend Series as a percentage of gross sales.

     The percentages of gross sales attributable to the Vintners Blend Series, County Series and Vineyard Designate Series were 58%, 26% and 14%, respectively, in the 1999 fiscal year, as compared to 56%, 27% and 16%, respectively, in the 1998 fiscal year. Sales of Ravenswood branded merchandise accounted for approximately 1% of gross sales for the fiscal year ended June 30, 1999, compared to 2% in the fiscal year ended June 30, 1998.


   Cost of Goods Sold

     Cost of goods sold increased to $10.3 million, or 46.5% of net sales, in the 1999 fiscal year, from $7.4 million, or 46.6% of net sales, in the 1998 fiscal year. The increase in the amount of cost of goods sold over these respective periods is primarily due to increases in the total volume of wine sold.


   Gross Profit

     Ravenswood's gross profit increased to $11.8 million in the 1999 fiscal year, from $8.5 million in the 1998 fiscal year, and increased slightly as a percentage of net sales, to 53.5% from 53.4% in these respective periods. The increase in aggregate gross profit is primarily attributable to increases in sales volumes across all of Ravenswood's product lines, particularly the Vintners Blend Series.


   Operating Expenses

     Deferred Compensation Expenses: Deferred compensation expense of $2.2 million was incurred in the fiscal year ending June 30, 1998. No deferred compensation expense was incurred in the fiscal year ended June 30, 1999.

     Other Operating Expenses: Other operating expenses increased to $5.2 million in the 1999 fiscal year, from $4.0 million in the 1998 fiscal year, and decreased as a percentage of net sales to 23.7% in the 1999 fiscal year from 25.4% in the 1998 fiscal year. The increase in the amount of other operating expenses is primarily attributable to increases in brokerage commissions related to Ravenswood's increased sales volumes, particularly in California. The decrease in other operating expenses as a percentage of net sales is primarily attributable to increased sales volumes without corresponding increases in administrative staff or other overhead expenses.

   Other Expense, Net

     Other expense amounted to $226,370 and $474,340 in the 1999 and 1998 fiscal years, respectively, and consists primarily of interest expense. These items have tended to fluctuate from year to year. The decrease is partially attributable to the increase in sales. Additionally, in fiscal 1999, Ravenswood was able to offset some interest expense with interest income from funds raised in their private placement offering in December of 1998 as well as the funds received in their initial public offering in April, 1999.

   Provision for Income Taxes

     The provision for income taxes reflects the estimated annualized effective tax rate of 38.5% in the 1999 fiscal year and 89.5% in the 1998 fiscal year.
The decrease in effective tax rate is attributable to $2.1 million of deferred compensation expense that was recorded in fiscal 1998 as a permanent difference between financial statements reported under generally accepted accounting principles and Ravenswood's tax return filed for fiscal 1998.

Liquidity and Capital Resources

     Ravenswood has funded its capital requirements primarily with cash flows from operations, a mix of short-term and long-term borrowings, and the sale of its securities. Cash and cash equivalents totaled $5.8 million at June 30, 2000, as compared to $11.4 million at June 30, 1999. The decrease in cash and cash equivalents is primarily due to expenses related to building the Quarry Facility and to increasing inventory.

     Net cash used for operations was $527,634 for the fiscal year ended June 30, 2000 and net cash provided by operations was $650,009 for the fiscal year ended June 30, 1999. The principal use of cash from operations for the periods ended June 30, 2000 and June 30, 1999 was the acquisition of additional inventory through increased production, while the principal source of cash was net income for both periods.

     Net cash used for investing activities totaled $5.4 million for the fiscal year ended June 30, 2000, as compared to $4.7 million for the fiscal year ended June 30, 1999. The principal use of cash for both periods was the costs associated with constructing the Quarry Facility which was completed in June, 2000. The Quarry Facility was completed for a cost of approximately $9.7 million with capital equipment expenditures of approximately $3.3 million. Ravenswood expects to use additional cash in fiscal 2001 to complete the bottling line at the Quarry Facility and to expand the Quarry Facility for production capacity. Approximately $286,000 was used to repay outstanding loans from Ravenswood's officers in March, 1999.

     During the fiscal year ended June 30, 1999, Ravenswood loaned W. Reed Foster, our Chief Executive Officer, $310,000 to pay income taxes due from the receipt of shares issued upon termination of a deferred compensation agreement.

     Net cash provided by financing activities was $311,441 for the fiscal year ended June 30, 2000, as compared to $15.3 million for the fiscal year ended June 30, 1999. For the fiscal year ended June 30, 2000, the principal source of cash was proceeds from long-term debt associated with construction of the Quarry Facility while the principal uses of cash were payment of short-term borrowings and payment of long-term debt. In the fiscal year ended June 30, 1999, the principal sources of cash were Ravenswood's private sale of securities completed in December 1998 and proceeds from its initial public offering in April 1999. Additionally, during fiscal 1999, Ravenswood received funds through long-term debt arrangements. The principal use of cash from financing activities in this period was for repayment of obligations under Ravenswood's various short- and long-term borrowing arrangements and payment of expenses associated with the initial public offering.

     The holders of $815,000 in convertible debentures issued in 1994 converted to 285,250 shares of Ravenswood common stock in December, 1999. If the debentures had not converted, Ravenswood would have been able to redeem them at face value at any time during the period beginning on January 1, 2000 and ending December 31, 2004.

     The full extent of Ravenswood's future capital requirements and the adequacy of its available funds will depend on many factors, not all of which can be accurately predicted. Although no assurance can be given, Ravenswood believes that anticipated cash flow from operations, borrowings under its existing credit agreements and proceeds from its recent public offering and other recent financing activities will be sufficient to fund its capital requirements, including its planned expansion, for at least the next year. However, as a result of Ravenswood's expected growth and planned capital investments, management expects to increase the utilization of Ravenswood's credit facilities and potentially access alternative financing sources. Future capital funding transactions may result in dilution to shareholders.

     There can be no assurance that additional capital will be available on favorable terms, if at all. Ravenswood's ability to obtain additional capital on acceptable terms would limit its growth and could have a negative impact on its business. Ravenswood uses substantial amounts of its working capital to purchase grapes and bulk wine supplies from third parties and to pay for the use of third-party production facilities in its wine production. Ravenswood also uses capital to fund its own grape-growing and winemaking activities.
Ravenswood expects that it will need an increased amount of working capital over the next several years to fund increases in its production level and inventory.


Risks associated with potential Year 2000 problems

     Even though to date Ravenswood has not experienced an adverse impact from its transition to Year 2000, Ravenswood cannot provide assurance that its suppliers and customers have not been affected in a manner that is not yet apparent. As a result, Ravenswood will continue to monitor its Year 2000 compliance and Year 2000 compliance of its suppliers and customers.

Item 7. Financial Statements and Supplementary Data











                            RAVENSWOOD WINERY, INC.
                             FINANCIAL STATEMENTS
                    WITH REPORT OF INDEPENDENT ACCOUNTANTS
                                 *  *  *  *  *
                                 JUNE 30, 2000

August 11, 2000




To the Board of Directors and Shareholders of Ravenswood Winery, Inc.




                       REPORT OF INDEPENDENT ACCOUNTANTS

     In our opinion, the accompanying balance sheet and the related statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Ravenswood Winery, Inc. at June 30, 2000 and 1999, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended June 30, 2000, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



ODENBERG, ULLAKKO, MURANISHI & CO. LLP
San Francisco, California


                            RAVENSWOOD WINERY, INC.

                                 BALANCE SHEET

                                     ASSETS

                                                                                    June 30,
                                                                        --------------------------------
                                                                              2000             1999
                                                                              ----             ----
Current assets:
 Cash and cash equivalents ..........................................   $  5,769,373      $ 11,390,903
 Accounts receivable, less allowance for doubtful accounts of
   $10,000 at June 30, 2000 and 1999 ................................      4,166,816         2,763,418
 Inventories ........................................................     20,521,284        14,581,973
 Prepaid income taxes ...............................................        277,500            15,850
 Prepaid expenses ...................................................        100,131           105,301
 Deferred tax assets ................................................            --            162,800
                                                                        ------------      ------------
      Total current assets ..........................................     30,835,104        29,020,245

Property, plant and equipment, net ..................................     14,787,553         9,001,147
Deferred tax assets .................................................        180,000               --
Note receivable from shareholder ....................................        310,000           310,000
Other assets ........................................................         60,433           186,921
                                                                        ------------      ------------
                                                                        $ 46,173,090      $ 38,518,313
                                                                        ============      ============

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt ................................   $     83,597      $    109,722
   Current portion of capital lease obligations .....................        617,979           368,203
   Short-term borrowings ............................................        500,000         1,700,000
   Accounts payable .................................................      3,217,036         3,382,118
   Accrued commissions ..............................................        514,379           396,358
   Accrued liabilities ..............................................        390,010           433,011
                                                                        ------------      ------------
      Total current liabilities .....................................      5,323,001         6,389,412
Long-term liabilities:
   Long-term debt, net ..............................................      6,453,407         4,525,231
   Capital lease obligations, net ...................................      2,392,497         1,551,762
   Convertible debentures ...........................................      1,687,500         2,502,500
                                                                        ------------      ------------
      Total liabilities .............................................     15,856,405        14,968,905
                                                                        ------------      ------------
Shareholders' equity:
   Preferred stock, no par value; 1 million shares authorized,
    none issued .....................................................            --                --
   Common stock, no par value, 20 million shares authorized .........     15,054,373        14,211,018
   Retained earnings ................................................     15,176,560         9,338,390
   Unrealized gain on available-for-sale securities .................         85,752               --
                                                                        ------------      ------------
      Total shareholders' equity ....................................     30,316,685        23,549,408
                                                                        ------------      ------------
Commitments and contingencies (See Note 14) .........................   $ 46,173,090      $ 38,518,313
                                                                        ============      ============

                See accompanying notes to financial statements.

                            RAVENSWOOD WINERY, INC.

                              STATEMENT OF INCOME

                                                             Year ended June 30,
                                             ------------------------------------------------
                                                 2000              1999              1998
                                             ------------      ------------      ------------
Gross sales ..............................   $35,615,207       $23,729,787       $17,016,866
   Less excise taxes .....................     1,263,567           908,446           552,499
   Less discounts, returns and
    allowances ...........................     1,125,503           752,655           573,762
                                             ------------      ------------      ------------

Net sales ................................    33,226,137        22,068,686        15,890,605

Cost of goods sold .......................    15,696,651        10,259,357         7,397,362
                                             ------------      ------------      ------------
Gross profit .............................    17,529,486        11,809,329         8,493,243

Operating expenses:
   Deferred compensation expense .........           --                --          2,206,096
   Other operating expenses ..............     7,735,493         5,238,493         4,033,747
                                             ------------      ------------      ------------

Operating income .........................     9,793,993         6,570,836         2,253,400
                                             ------------      ------------      ------------
Other income (expense):
   Interest expense ......................      (861,992)         (459,851)         (523,551)
   Other, net ............................       272,269           233,481            49,211
                                             ------------      ------------      ------------
                                                (589,723)         (226,370)         (474,340)
                                             ------------      ------------      ------------


Income before tax provision ..............     9,204,270         6,344,466         1,779,060

Provision for income taxes ...............     3,366,100         2,441,000         1,592,169
                                             ------------      ------------      ------------

Net income ...............................   $ 5,838,170       $ 3,903,466       $   186,891
                                             ============      ============      ============
Earnings per share:
   Basic .................................   $      1.24       $      1.04       $      0.05
                                             ============      ============      ============
   Diluted ...............................   $      1.19       $      0.96       $      0.05
                                             ============      ============      ============

Weighted average number of common
 shares outstanding:
   Basic .................................     4,712,478         3,763,765         3,512,069
                                             ============      ============      ============
   Diluted ...............................     5,010,955         4,171,245         3,814,820
                                             ============      ============      ============

                See accompanying notes to financial statements.


                            RAVENSWOOD WINERY, INC.

                       STATEMENT OF SHAREHOLDERS' EQUITY

                                                     Common Stock
                                            ------------------------------       Retained       Unrealized
                                                Shares          Amount           Earnings          Gain           Total
                                            -------------   --------------   ---------------   -----------   ---------------
Balance at June 30, 1997 ................     3,149,998      $   737,804       $ 5,521,288      $    --        $ 6,259,092
Repurchase of common shares
 from former officer ....................      (157,500)          (5,000)         (273,255)                       (278,255)
Compensation related to deferred
 compensation plan ......................                      2,206,096                                         2,206,096
Net income ..............................                                          186,891                         186,891
                                              ---------      -----------       -----------      --------       -----------
Balance at June 30, 1998 ................     2,992,498        2,938,900         5,434,924           --          8,373,824
Common stock issued:
   Initial public offering, net .........     1,000,000        9,534,618                                         9,534,618
   Private placement ....................       212,623        1,687,500                                         1,687,500
   Convertible debentures ...............        17,500           50,000                                            50,000
   Deferred compensation ................       345,731
Net income ..............................                                        3,903,466                       3,903,466
                                              ---------      -----------       -----------      --------       -----------
Balance at June 30, 1999 ................     4,568,352       14,211,018         9,338,390           --         23,549,408
Common stock issued:
   Convertible debentures ...............       285,250          815,000                                           815,000
   Employee stock plan ..................         3,177           28,355                                            28,355
Unrealized gain on
 available-for-sale securities ..........                                                         85,752            85,752
Net income ..............................                                        5,838,170                       5,838,170
                                              ---------      -----------       -----------      --------       -----------
Balance at June 30, 2000 ................     4,856,779      $15,054,373       $15,176,560      $ 85,752       $30,316,685
                                              =========      ===========       ===========      ========       ===========

                See accompanying notes to financial statements.


                            RAVENSWOOD WINERY, INC.

                            STATEMENT OF CASH FLOWS

                                                                          Year ended June 30,
                                                          ---------------------------------------------------
                                                               2000              1999               1998
                                                          --------------   ----------------   ---------------
Operating activities:
Net income ..............................................  $  5,838,170      $  3,903,466      $    186,891
Items not requiring the current use of cash:
   Depreciation and amortization ........................     1,128,407           437,760           391,844
   Deferred income taxes ................................       301,800           108,022           (77,868)
   Unrealized gain on available-for-sale securities .....        85,752               --                --
   Deferred compensation ................................           --                --          2,206,096
   Changes in other operating items:
      Accounts receivable ...............................    (1,403,398)         (856,920)         (338,007)
      Inventories .......................................    (5,939,311)       (4,154,614)       (3,269,357)
      Prepaid income taxes ..............................      (580,650)           57,999           (39,963)
      Prepaid expenses ..................................         5,170           (62,258)            9,202
      Other assets ......................................       126,488           (36,469)           (8,220)
      Accounts payable ..................................      (165,082)        1,051,151           604,979
      Accrued liabilities and accrued commission ........        75,020           201,872           200,292
                                                           ------------      ------------      ------------
   Cash provided by (used for) operations ...............      (527,634)          650,009          (134,111)
                                                           ------------      ------------      ------------
Investing activities:
Additions to plant and equipment ........................    (5,405,337)       (4,397,848)         (490,621)
Officer receivables, net ................................           --           (286,163)              --
                                                           ------------      ------------      ------------
   Cash used for investing activities ...................    (5,405,337)       (4,684,011)         (490,621)
                                                           ------------      ------------      ------------
Financing activities:
Short-term borrowings, net ..............................    (1,200,000)          350,000           651,801
Proceeds from long-term debt ............................     2,097,234         2,818,464           410,642
Repayment of long-term debt .............................      (614,148)         (415,688)         (269,145)
Issuance of common shares ...............................        28,355        12,091,489               --
Stock offering costs ....................................           --           (965,382)              --
Proceeds from convertible debentures ....................           --          1,443,750               --
Repurchase of common shares from former officer .........           --                --           (278,255)
                                                           ------------      ------------      ------------
   Cash provided by financing activities ................       311,441        15,322,633           515,043
                                                           ------------      ------------      ------------
Increase (decrease) in cash and cash equivalents ........    (5,621,530)       11,288,631          (109,689)
Cash and cash equivalents at beginning of period ........    11,390,903           102,272           211,961
                                                           ------------      ------------      ------------
Cash and cash equivalents at end of period ..............  $  5,769,373      $ 11,390,903      $    102,272
                                                           ============      ============      ============

                See accompanying notes to financial statements.

                            RAVENSWOOD WINERY, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1--Organization, operations and summary of significant accounting policies:

   Organization

     Ravenswood Winery, Inc. (the "Company") was founded in 1976, became a California Limited Partnership in 1979, and was subsequently incorporated in the State of California on December 23, 1986. The Company produces, markets, and sells premium California wines exclusively under the Ravenswood brand name.

   Concentration of risk

     The Company obtains its grapes from over eighty independent grape growers and bulk wine suppliers located primarily in Sonoma, Napa and other Northern California counties. These sources account for 95% or more of its annual wine production. The Company relies upon certain varietals, notably Zinfandel, which accounted for approximately 65% of the total dollar sales for the fiscal year ended June 30, 2000 (67% of the total dollar sales for the fiscal year ended June 30, 1999). In addition, the Company relies on the winemaking capacity of other companies and typically enters into one-year contracts with all custom crush facilities.

     In fiscal 2000, approximately 75% of gross sales were made using brokers, with one broker accounting for 21% of gross sales. (In fiscal 1999, approximately 75% of gross sales were made using brokers, with one broker accounting for 22% of gross sales.)

     The Company performs ongoing credit evaluations of its distributors and customers and generally does not require collateral. The Company's credit losses have been within the reserves provided.

     The Company places its cash and temporary cash investments with financial institutions. At June 30, 2000 and periodically throughout the fiscal year, such investments were in excess of FDIC insurance limits.

     A summary of significant accounting policies follows:

   Revenue recognition

     Revenue is recognized when merchandise is shipped and title passes to the customer. Revenue from products sold at our tasting room location is recognized at the time of sale.

   Cash and cash equivalents

     The Company considers all short-term, interest-bearing investments with original maturities of less than three months to be cash equivalents. These investments are currently held in U.S. Treasuries, commercial paper, government securities and money market funds.

   Inventories

     Inventories are stated at the lower of cost or market (on the first-in, first-out basis), and include finished goods, raw materials, packaging materials and product merchandise. Finished goods include costs of raw materials (grapes and bulk wine), packaging, labor used in wine production, bottling, warehousing and overhead on winery facilities and equipment.

     Costs associated with growing crops are recorded as inventory and are recognized as inventory costs in the fiscal year in which the related crop is harvested.

     In accordance with general practice in the wine industry, wine inventories are included in current assets, although a portion of such inventories may be aged for periods longer than one year.

   Property, plant and equipment

     Property, plant and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. Costs incurred in developing vineyards, including interest costs, are capitalized until the vineyards become commercially productive.

                            RAVENSWOOD WINERY, INC.

When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

     Depreciation is computed using both the straight-line and accelerated methods over the estimated useful lives of the assets, generally 7 years for vineyards, 39 years for building and improvements, 5 to 15 years for machinery and equipment and 3 to 7 years for office equipment. Leased equipment under capitalized leases is generally amortized over the shorter of the terms of the leases or their estimated useful lives. Leasehold improvements are amortized over the estimated useful lives of the improvements or the terms of the related lease, whichever is shorter.

     Impairment of long-lived assets is measured on the basis of anticipated undiscounted cash flows for each asset. No impairment loss was recognized for the fiscal years ended June 30, 2000, 1999 and 1998.

   Income taxes

     Deferred income taxes are computed using the liability method. Under the liability method, taxes are recorded based on the future tax effects of the difference between the tax and financial reporting bases of the Company's assets and liabilities.

   Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results when ultimately realized could differ from those estimates.

   Fair value of financial instruments

     The carrying amounts of accounts receivable, prepaid expenses, accounts payable, accrued liabilities, short-term borrowings, long-term debt, capital lease obligations and convertible debentures are reasonable estimates of the fair value of these financial instruments.

   Earnings per share

     Basic   earnings   per   share   represents   income  available  to  common
shareholders divided by the weighted average number of common shares outstanding during the measurement period, after giving retroactive effect to:
1) shares issued under a deferred compensation arrangement in July 1998; and 2) common stock issued in December 1998 (using the "treasury stock method") at prices below the initial public offering price of $10.50.

     Diluted earnings per share represents the income available to common shareholders divided by: 1) the weighted average number of common shares outstanding during the measurement period, after giving retroactive effect to
a) shares issued under a deferred compensation arrangement in July 1998; and b) common stock issued in December 1998 (using the "treasury stock method") at prices below the initial public offering price of $10.50 per share; and 2) the potentially dilutive common shares issuable for convertible debt and stock options that were outstanding during the measurement period.

   Stock-based compensation

     The Company has adopted SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). As permitted by SFAS 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related interpretations. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including income tax benefits realized, are credited to equity.

                            RAVENSWOOD WINERY, INC.

   Reclassification of financial statement presentation

     Certain prior period amounts have been reclassified in order to conform to the fiscal 2000 financial statement presentation.

   Recent accounting pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" that establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that derivatives be recognized in the balance sheet at fair value and specifies the accounting for changes in fair value. In June 1999, the FASB issued SFAS No. 137, which defers the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's financial statements.


NOTE 2--Inventories:
     Inventories are summarized as follows:

                                               June 30,
                                    -------------------------------
                                         2000             1999
                                    --------------   --------------
  Bulk wine .......................  $15,262,865      $10,355,759
  Bottled wine ....................    4,716,701        3,870,548
  Crop costs ......................      137,051           88,725
  Supplies ........................      233,943          124,298
  Tasting room merchandise ........      170,724          142,643
                                     -----------      -----------
                                     $20,521,284      $14,581,973
                                     ===========      ===========

     Certain of the foregoing assets are pledged as security for certain indebtedness (see Notes 5 and 6).


NOTE 3--Property, plant and equipment:

     Property, plant and equipment are summarized as follows:

                                                                   June 30,
                                                         -----------------------------
                                                              2000            1999
                                                         --------------   ------------
         Land ........................................   $   245,135      $  245,135
         Vineyards ...................................       345,473         345,473
         Buildings and improvements ..................     1,647,637       1,647,637
         Leasehold improvements ......................     9,832,748         174,331
         Machinery and equipment .....................     1,080,251       1,020,007
         Equipment held under capital leases .........     4,118,953       2,623,977
         Office equipment ............................       298,837         131,127
                                                         -----------      ----------
                                                          17,569,034       6,187,687
         Less accumulated depreciation ...............     2,781,481       1,653,074
                                                         -----------      ----------
                                                          14,787,553       4,534,613
         Construction in progress ....................           --        4,466,534
                                                         -----------      ----------
                                                         $14,787,553      $9,001,147
                                                         ===========      ==========

                            RAVENSWOOD WINERY, INC.

     Included in leasehold improvements are costs associated with the new Quarry facility including the following: building core and shell, equipment installation and related improvement costs and site improvements. Included in equipment held under capital leases are barrels and other equipment with net book values of $2,874,654 and $1,932,484, respectively, at June 30, 2000 and 1999.

     Substantially all of the property, plant and equipment is pledged as security for certain indebtedness (see Notes 5, 6 and 7).


NOTE 4--Note receivable from shareholder:

     The note receivable from shareholder at June 30, 2000 and 1999 consists of a $310,000 note bearing annual interest at 5.3%, payable in annual interest only installments commencing December 21, 1999 until maturity on December 21, 2008. The Company provided the loan to the officer to pay taxes related to his receipt of common stock under a deferred compensation plan.


NOTE 5--Short-term borrowing arrangements:

     At June 30, 2000, the Company has a $2 million revolving line of credit with Pacific Coast Farm Credit Services (the "Association") that expires on June 1, 2001. The loan agreement provides that the principal advances under the facility cannot exceed certain percentages of eligible accounts receivable and wine inventories as defined in the agreement. The borrowings bear annual interest at a variable rate established by the Association (9.02% and 8.11% at June 30, 2000 and 1999, respectively). The borrowings are secured by the Company's accounts receivable, wine inventories and equipment. Borrowings under the line of credit at June 30, 2000 and 1999 were $500,000 and $1,700,000, respectively.

     The revolving credit line and certain of the long-term debt contain various covenants which include, among other things, a requirement to maintain a minimum working capital of $3.25 million, a ratio of liabilities to tangible net worth of not greater than 1.5 to 1, a current ratio of at least 1.75 to 1 and restrictions on the payment of dividends and distributions to shareholders.

                            RAVENSWOOD WINERY, INC.

NOTE 6--Long-term debt:

     Long-term debt is summarized as follows:

                                                                                       June 30,
                                                                            -------------------------------
                                                                                 2000             1999
                                                                            --------------   --------------
Note payable to Pacific Coast Farm Credit Services ("Association") with annual interest at a variable rate established by the Association
 (8.56% and 6.9% at June 30, 2000 and 1999, respectively), payable in quarterly interest installments until December 1, 1999 and com-
 mencing March 1, 2000 in quarterly principal and interest installments of $34,795 through December 1, 2024, secured by property, plant
 and equipment (see Note 3) ...............................................  $ 1,543,775      $ 1,552,500
Construction mortgage loan payable ($4.58 million commitment) to the
 Association with annual interest at a variable rate established by the
 Association (8.56% and 6.9% at June 30, 2000 and 1999, respec-
 tively), payable in quarterly interest installments until January 1, 2001;
 and commencing April 1, 2001 in quarterly principal and interest in-
 stallments of $98,117 through January 1, 2026, secured by property,
 plant and equipment (see Note 3) .........................................    4,125,000        2,013,353
Construction revolving equity line of credit payable to the Association with annual interest at a variable rate established by the Association
 (8.56% and 6.9% at June 30, 2000 and 1999, respectively), payable in quarterly interest only installments until December 1, 1999 and commencing March 1, 2000 in equal quarterly principal and interest installments of $19,284 through December 1, 2024, secured by prop-
 erty, plant and equipment (see Note 3) ...................................      829,550          835,000
Note payable to the Association with annual interest at a variable rate established by the Association (8.11% at June 30, 1999), payable in quarterly principal and interest installments of $17,390 through June
 1, 2002, secured by accounts receivable and wine inventories. Paid
 in full during fiscal 2000 ...............................................          --           175,459
Other notes payable with annual interest ranging from 10% to 11%, payable in monthly principal and interest installments as defined to
 November 2000 through June 2001 ..........................................       38,679           58,641
                                                                             -----------      -----------
                                                                               6,537,004        4,634,953
Less current portion ......................................................       83,597          109,722
                                                                             -----------      -----------
                                                                             $ 6,453,407      $ 4,525,231
                                                                             ===========      ===========

     Scheduled   annual   maturities   of   long-term   debt   are  as  follows:
$83,597--fiscal    2001;    $121,609--fiscal    2002;   $121,505--fiscal   2003;
$127,509--fiscal 2004; $137,508--fiscal 2005; and $5,945,276 thereafter.

                            RAVENSWOOD WINERY, INC.

NOTE 7--Capital lease obligations:

     The Company leases barrels and other equipment that are accounted for as capital leases. Minimum future lease payments under the capital leases are as follows:

       Fiscal year
       -----------
       2001 ................................................    $   864,744
       2002 ................................................        787,123
       2003 ................................................        708,322
       2004 ................................................        597,150
       2005 ................................................        424,587
       Thereafter ..........................................        282,967
                                                                -----------
       Net minimum lease payments ..........................      3,664,893
       Less--amount representing interest (weighted
        average--8.4%) .....................................        654,417
                                                                -----------
       Present value of net minimum lease payments .........      3,010,476
       Less--current portion ...............................        617,979
                                                                -----------
                                                                $ 2,392,497
                                                                ===========

     The net book value of leased barrels and equipment included in property, plant and equipment at June 30, 2000 is $2,874,654 (see Note 3).

     Subsequent to June 30, 2000, the Company has obtained a $2 million lease line commitment for the acquisition of oak barrels, various stainless steel cooperage and wine production equipment.


NOTE 8--Convertible debentures:

     Convertible debentures are summarized as follows:

                                                          June 30,
                                               -------------------------------
                                                    2000             1999
                                               --------------   --------------
         1998 convertible debentures ......... $ 1,687,500      $ 1,687,500
         1994 convertible debentures .........         --           815,000
                                               -----------      -----------
                                               $ 1,687,500      $ 2,502,500
                                               ===========      ===========

     In December 1998, the Company completed a sale of $1,687,500 in convertible debentures due December 31, 2008. Each $10,000 debenture is convertible into 900 shares of common stock at any time prior to December 31, 2003 upon request of the holder. If the debentures are not converted, the Company may redeem them at face value at any time during the period from January 1, 2004 until the maturity date. The Company pays interest quarterly on the debentures in an amount equal to the prime interest rate quoted by Bank of America NT & SA plus 1% (10% and 8.75% at June 30, 2000 and 1999). The interest rate is adjusted every 18 months, except that in no period may the interest rate adjustment exceed 2% or the maximum interest rate exceed 11%.

     In December 1994, the Company completed a sale of $865,000 in convertible debentures due December 31, 2004. Each $10,000 debenture was convertible into 3,500 shares of common stock at any time prior to December 31, 1999 upon request of the holder. If the debentures were not converted, the Company could redeem them at face value at any time during the period from January 1, 2000 until the maturity date. The Company paid interest quarterly on the debentures in an amount equal to a floating index tied to prime bank rates for a five-year period (9.25% at June 30, 1999). The interest rate was adjusted every 18 months, except that in no period could the interest rate adjustment exceed 2%, or the

                            RAVENSWOOD WINERY, INC.

maximum interest rate exceed 11%. During the fiscal year ended June 30, 2000, the remaining 1994 debentures ($815,000) were converted into 285,250 shares of common stock.


NOTE 9--Income taxes:

     The provision for income taxes is as follows:

                                            Fiscal year ended June 30,
                                  ----------------------------------------------
                                       2000            1999             1998
                                  -------------   -------------   --------------
Current tax expense:
   Federal ....................    $2,815,000     $ 1,831,000       $ 1,306,069
   State and local ............       576,100         502,000           363,968
                                   ----------     -----------       -----------
                                    3,391,100       2,333,000         1,670,037
                                   ----------     -----------       -----------
Deferred tax expense (benefit):
   Federal ....................       260,000          55,000           (71,875)
   State and local ............      (285,000)         53,000            (5,993)
                                   ----------     -----------       -----------
                                      (25,000)        108,000           (77,868)
                                   ----------     -----------       -----------
                                   $3,366,100     $ 2,441,000       $ 1,592,169
                                   ==========     ===========       ===========

     Deferred income taxes are provided for the temporary differences between the financial reporting and tax bases of the Company's assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

     Deferred tax assets and liabilities are comprised of the following:

                                                             June 30,
                                                    ---------------------------
                                                        2000           1999
                                                    ------------   ------------
Deferred tax assets:
  Basis difference in inventory ...................  $  190,000
  California manufacturer's tax credit carryover ..     210,000
  State taxes .....................................     205,000     $ 170,000
                                                     ----------     ---------
                                                        605,000       170,000
Deferred tax liabilities:
  Depreciation and amortization ...................    (425,000)       (7,200)
                                                     ----------     ---------
Net deferred tax asset (liability) ................  $  180,000     $ 162,800
                                                     ==========     =========

                            RAVENSWOOD WINERY, INC.

     A reconciliation of income tax computed at the federal statutory corporate tax rate to the provision for income taxes follows (in thousands):

                                                                            Fiscal year ended June 30,
                                                   -----------------------------------------------------------------------------
                                                            2000                       1999                       1998
                                                   -----------------------   -------------------------   -----------------------
                                                     Amount          %          Amount           %         Amount          %
                                                   ----------   ----------   ------------   ----------   ----------   ----------
Income taxes at federal statutory rate .........    $ 3,130         34.0%      $ 2,157          34.0%     $   605         34.0%
Increase (decrease) in income taxes
 resulting from:
State and local income taxes, net of
 federal benefit ...............................        534          5.8%          369           5.8%         228         12.9%
Permanent differences:
Deferred compensation ..........................         --           --           --             --          759         42.6%
California manufacturers' tax credit ...........       (329)        -3.5%           (6)         -0.1%          --           --
Other ..........................................         31          0.3%          (79)         -1.2%          --           --
                                                    -------        -----       --------        -----      -------         ----
                                                    $ 3,366         36.6%      $ 2,441          38.5%     $ 1,592         89.5%
                                                    =======        =====       ========        =====      =======         ====

     The   Company   has  California  manufacturer's  tax  credit  carryforwards available to offset future taxable income for California income tax purposes of approximately $320,000, which do not expire.


NOTE 10--Deferred compensation agreement:

     On August 25, 1992, the Company entered into a deferred compensation agreement with its chairman and chief executive officer, W. Reed Foster. The agreement established an account with 5,487.8 units. Each unit was the equivalent value of one share of common stock and contained an equivalent right to cash and common stock dividends and all stock splits and other benefits paid to the shareholders of the Company. Compensation expense relating to this agreement was $2,206,096 for fiscal 1998, and is included in operating expenses in the accompanying statement of income.

     As of July 1, 1998, the deferred compensation agreement was terminated and the Company issued 345,731 shares of common stock to Mr. Foster. No compensation expense was incurred for the fiscal years ended June 30, 2000 or 1999.


NOTE 11--Voting trust:

     On August 25, 1992, the Board of Directors authorized the creation of a Voting Trust for certain shares of the common stock of the Company. On November 1, 1993, the shareholders approved the terms and conditions contained in the Trust which provided for four trustees (Joel Peterson, W. Reed Foster, Justin Faggioli and Callie S. Konno). The original Voting Trust Agreement was amended by a Voting Trust Agreement dated May 27, 1998 that extended the term to May 26, 2008. During fiscal 2000 the trustees voted to terminate the Voting Trust.


NOTE 12--Shareholders' equity:

     In December 1998, the Company completed a sale of 212,623 shares of common stock, resulting in proceeds to the Company of $1,687,500. In April 1999, the Company completed a public offering of 1,000,000 shares of common stock, resulting in net proceeds, after deducting underwriting fees and other costs, to the Company of $9,534,618. In December 1999, the remaining 1994 debentures ($815,000) were converted into 285,250 shares of common stock.

                            RAVENSWOOD WINERY, INC.

NOTE 13--Stock option and employee stock purchase plans:

   Stock option plan

     On February 1, 1999, the Company's Board of Directors established the 1999 Equity Incentive Plan to provide for the grant of incentive stock options, non-qualified stock options, restricted stock awards and other stock-based awards to the Company's officers, employees, directors, independent contractors, consultants, vendors and suppliers. No awards may be granted under the Plan after January 2009, but the vesting of awards previously granted may extend beyond that date.

     Under the Equity Incentive Plan, the Company is authorized to grant incentive stock options, non-qualified stock options, restricted stock awards and other stock based awards for a total of 750,000 shares of common stock. The stock options may not be granted for less than the fair market value of the common stock at the date of grant. The stock options are exercisable over a period determined by the Board at the time of grant, but not to exceed ten years after the date they are granted. These options generally vest over a five-year period from the date of grant and expire five to ten years after the date of grant.

     The per share weighted average fair value of stock options granted during the fiscal years ended June 30, 2000 and June 30, 1999 were $5.31 and $4.86 respectively. These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the date of grant, the expected life of the option, the estimated volatility of the stock, expected dividend payments, and the risk-free interest rate over the expected life of the option. The assumptions used in the Black-Scholes model for fiscal 2000 and 1999 were as follows: a weighted average expected life of 5 years; an expected volatility of common stock of 43.7% and 46.4% respectively; and weighted average risk-free interest rate of 5.24%and 5.08% respectively. No dividend yield was used, as the Company has not paid dividends in the past and does not anticipate paying dividends in the future.

     The Company applies APB No. 25 in accounting for its stock plan and, accordingly, no compensation costs have been recognized in the Company's financial statements for incentive or non-qualified stock options granted. If, under SFAS 123, the Company determined compensation costs based on the fair value at the grant date for its stock options, the net income of $5,838,170 as reported for fiscal 2000 would compare to a pro forma net income of $5,424,716. (Fiscal 1999 net income of $3,903,466 would compare to a pro forma net income of $3,846,173). Basic and diluted earnings per share as reported for fiscal 2000 of $1.24 and $1.19, respectively, would compare to pro forma basic and diluted earnings per share of $1.15 and $1.11, respectively. (Basic and diluted earnings per share as reported for fiscal 1999 of $1.04 and $0.96, respectively, would compare to pro forma basic and diluted earnings per share of $1.02 and $0.94, respectively). The Equity Incentive Plan was established in fiscal 1999 and had no effect on fiscal 1998 net income or earnings per share.

                            RAVENSWOOD WINERY, INC.

     A summary of the status of the Equity Incentive Plan as of June 30, 2000 and changes during the fiscal year then ended are presented below:


                                                                           Weighted
                                                          Number of        Average
                                                            Shares      Exercise Price
                                                         -----------   ---------------
Outstanding at June 30, 1998 ...........................       --          $  --
Granted (weighted average fair value of $4.86) .........   280,000          10.88
Exercised ..............................................       --             --
Forfeited ..............................................      (500)         10.50
                                                           -------
Outstanding at June 30, 1999 ...........................   279,500          10.88
Granted (weighted average fair value of $5.31) .........   204,750          11.63
Exercised ..............................................       --             --
Forfeited ..............................................    (1,000)         10.50
                                                           -------
Outstanding at June 30, 2000 ...........................   483,250          11.20
                                                           -------
Options exercisable at June 30, 2000 ...................    55,700        $ 10.88
                                                           =======        =======

     The Company granted 100,000 options in fiscal 2000 whose exercise price was greater than its market price on the date of grant. The weighted average fair value of these options was $5.16. No option was granted in fiscal 2000 whose exercise price was less than its market price on the date of grant.

     The following table summarizes information about stock options outstanding at June 30, 2000:

                                Options Outstanding                    Options Exercisable
                    --------------------------------------------   ---------------------------
                                       Weighted
                                       Average        Weighted                       Weighted
     Range of                         Remaining        Average                       Average
     Exercise           Number       Contractual     Exercise         Number         Exercise
      Prices         Outstanding         Life           Price       Exercisable       Price
-----------------   -------------   -------------   ------------   -------------   -----------
$10.50 - $12.23       483,250        7.1 years        $ 10.88         55,700         $ 10.88

     At June 30, 2000, the outstanding stock options expire as follows: 100,000 in April 2004; 178,500 in April 2009; 100,000 in February 2005; 10,750 in
August 2009; 93,000 in February 2010; and 1,000 in June 2010.


   Employee Stock Purchase Plan

     On February 1, 1999, the Company's Board of Directors adopted and the Company's shareholders approved the Employee Stock Purchase Plan with 50,000 shares of common stock available for issuance thereunder. The Plan, which is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code, provides that all employees of the Company, including directors of the Company who are employees, whose customary employment is more than 20 hours per week for more than five months in any calendar year, are eligible to participate in the Plan. Employees who would immediately after the grant own 5% or more of the total combined voting power or value of the stock of the Company or any subsidiary are not eligible to participate. Eligible employees may elect to have up to 10% of their earnings withheld and applied to the purchase of common stock at a price equal to a minimum of 85% of the average market price per share (as defined in the Plan) of the common stock on either the first day or the last day of the relevant offering period, whichever is lower. An employee may not purchase more than 500 shares in any one offering period. The Company issued 3,177 shares of common stock under the Plan in fiscal 2000 (no shares of common stock were issued in fiscal 1999).

                            RAVENSWOOD WINERY, INC.

NOTE 14--Commitments and contingencies:

     The Company leases certain warehouse space under noncancellable operating leases that terminate on dates ranging from September 2000 to January 2003. Under the terms of certain of the leases, rent is contingent on the amount of bulk wine and/or case goods stored at any given time and is adjusted annually for increases in building operating costs.

     In January 1999, the Company entered into an agreement to lease approximately 20 acres of land in Sonoma County, California from Sandra D. Donnell and Bruce B. Donnell, the wife and brother-in-law, respectively, of Justin M. Faggioli, the Company's Executive Vice President. The Company has built a new winery facility (the "Quarry Facility") on the leased property, to expand its production capacity. The lease provides for monthly payments that are adjusted annually for inflation (as defined) and for a lease term ending December 31, 2032. In addition, the lease provides the Company with a right of first refusal to purchase a portion of the property and a first option to rent upon its expiration if specific conditions are met.

     Rental expense (including contingent rent) was $920,571, $701,889, and $468,616 for fiscal 2000, 1999, and 1998, respectively. Minimum future rental payments  for  each of the next five fiscal years and thereafter are as follows:
$445,000--fiscal    2001;    $448,000--fiscal   2002;   $248,000--fiscal   2003;
$107,000--fiscal 2004; $101,000--fiscal 2005; and $1,203,000 thereafter.

     The Company typically contracts with various growers and certain wineries to supply its grape and bulk wine requirements. While most of these contracts call for prices to be determined by market conditions, several long-term contracts provide for minimum grape or bulk wine purchase prices.

     The Company has exposure to legal actions arising in the ordinary course of business. In the opinion of management, the Company has adequate legal defenses or insurance coverage with respect to any such actions and does not believe that they will materially affect the Company's results of operations or financial position.


NOTE 15--401(k) savings plan:

     The Company has a 401(k) savings plan that is available to eligible employees. Employer contributions to the plan are at the discretion of the Board of Directors and amounted to $65,762, $67,866, and $53,089 for fiscal 2000, 1999, and 1998 respectively.


NOTE 16--Earnings per share:

     Basic   earnings   per   share   represents   income  available  to  common
shareholders divided by the weighted average number of common shares outstanding during the measurement period, after giving retroactive effect to:
1)  shares  issued  under  a deferred compensation arrangement in July 1998 (see
Note 10); and 2) common stock issued in December 1998 (using the "treasury stock method") at prices below the initial public offering price of $10.50 (see
Note 12).

     Diluted earnings per share represents the income available to common shareholders divided by: 1) the weighted average number of common shares outstanding during the measurement period, after giving retroactive effect to
a) shares issued under a deferred compensation arrangement in July 1998; and b) common stock issued in December 1998 (using the "treasury stock method") at prices below the initial public offering price of $10.50; and 2) the potentially dilutive common shares issuable for convertible debt and stock options that were outstanding during the measurement period.

                            RAVENSWOOD WINERY, INC.

                                                           Fiscal year ended June 30,
                                              ----------------------------------------------------
                                                    2000               1999              1998
                                              ----------------   ----------------   --------------
BASIC
Average shares outstanding ................        4,712,478          3,696,801        3,005,625
Shares issued under deferred compensation
 arrangement[A] ...........................              --                 --           345,731
Shares issued in December 1998[B] .........              --              66,964          160,713
                                                ------------       ------------      -----------
Weighted average number of common shares
 outstanding ..............................        4,712,478          3,763,765        3,512,069
                                                ============       ============      ===========
Net income ................................     $  5,838,170       $  3,903,466      $   186,891
                                                ============       ============      ===========
Per share amount ..........................     $       1.24       $       1.04      $      0.05
                                                ============       ============      ===========


                                                                          Fiscal year ended June 30,
                                                             ----------------------------------------------------
                                                                   2000               1999              1998
                                                             ----------------   ----------------   --------------
DILUTED
Average shares outstanding ...............................        4,712,478          3,696,801        3,005,625
Shares issued under deferred compensation
 arrangement[A] ..........................................              --                 --           345,731
Shares issued in December 1998[B] ........................              --              66,964          160,713
Net effect of potentially dilutive common stock
 issuable for convertible debentures .....................          293,752            407,480          302,751
Net effect of potentially dilutive common stock
 issuable for stock options ..............................            4,725                --               --
                                                               ------------       ------------      -----------
Weighted average number of shares and
 equivalents outstanding .................................        5,010,955          4,171,245        3,814,820
                                                               ============       ============      ===========
Net income ...............................................        5,838,170       $  3,903,466      $   186,891
Interest on convertible debt, net of tax benefit .........          114,374            112,836           49,305
                                                               ------------       ------------      -----------
Net income, after adding interest on debentures ..........     $  5,952,544       $  4,016,302      $   236,196
                                                               ============       ============      ===========
Per share amount .........................................     $       1.19       $       0.96      $      0.05
                                                               ============       ============      ===========

------------
[A] Reflects the retroactive effect of the shares issued under a deferred compensation arrangement in July 1998.

[B] Represents the retroactive effect using the "treasury stock method" for common stock issued in December 1998 at prices below the initial public offering price.


NOTE 17--Supplemental cash flow information:

     Cash paid for interest, net of amounts capitalized, was $875,265, $542,127, and $484,670 for the fiscal years ended June 30, 2000, 1999, and 1998, respectively. Cash paid for income taxes was $3,645,000, $2,275,000, and $1,660,344 for the fiscal years ended June 30, 2000, 1999, and 1998, respectively.

                            RAVENSWOOD WINERY, INC.

     A summary of non-cash investing and financing information is as follows:


                                                                Fiscal year ended June 30,
                                                      ----------------------------------------------
                                                           2000             1999            1998
                                                      --------------   --------------   ------------
Plant and equipment purchased with capitalized
 leases and notes payable .........................    $ 1,509,476      $ 1,778,569      $ 241,086
                                                       ===========      ===========      =========
Construction in progress acquired by issuing
 convertible debentures and common shares to
 related parties ..................................    $       --       $   283,511      $     --
                                                       ===========      ===========      =========
Convertible debentures redeemed for common
 shares ...........................................    $   815,000      $    50,000      $     --
                                                       ===========      ===========      =========
Convertible debentures issued by reclassifying
 note and interest payable to shareholder .........    $       --       $    56,250      $     --
                                                       ===========      ===========      =========

NOTE 18--Comprehensive income:

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 - Reporting Comprehensive Income ("SFAS 130"). SFAS 130 requires the additional reporting of a new measure of income which takes into account certain elements otherwise recorded as part of equity. For all years presented, the difference between net income and comprehensive income consists of the changes in the unrealized gain in securities available-for-sale included as part of the Company's equity.

     The following is a reconciliation of net income and comprehensive income:


                                                            Fiscal year ended June 30,
                                                  ----------------------------------------------
                                                       2000             1999            1998
                                                  --------------   --------------   ------------
Net income ....................................    $ 5,838,170      $ 3,903,466      $ 186,891
Change in unrealized gain on available-for-sale
 securities ...................................         85,752              --             --
                                                   -----------      -----------      ---------
Comprehensive income ..........................    $ 5,923,922      $ 3,903,466      $ 186,891
                                                   ===========      ===========      =========

                            RAVENSWOOD WINERY, INC.

NOTE 19--Quarterly Highlights (Unaudited):

     Selected  highlights for each of the fiscal quarters during the years ended
June 30, 2000 and 1999 (in thousands, except per share data):

                                               1st           2nd           3rd           4th
                                             Quarter       Quarter       Quarter       Quarter
                                           -----------   -----------   -----------   -----------
Year ended June 30, 2000:
   Net sales ...........................     $ 7,692       $ 9,924       $ 8,127       $ 7,484
   Gross profit ........................       4,229         5,110         4,230         3,961
   Net income ..........................       1,498         1,780         1,317         1,243
   Earnings per share--Basic ...........        0.33          0.39          0.27          0.26
   Earnings per share--Diluted .........        0.31          0.36          0.27          0.25
Year ended June 30, 1999:
   Net sales ...........................     $ 5,962       $ 5,621       $ 4,961       $ 5,525
   Gross profit ........................       3,433         3,083         2,556         2,737
   Net income ..........................       1,217         1,068           756           862
   Earnings per share--Basic ...........        0.35          0.31          0.22          0.19
   Earnings per share--Diluted .........        0.32          0.28          0.21          0.18

     Earnings per share calculations for each of the quarters are based on the weighted average common and common share equivalents outstanding for each period, and the sum of the quarters may not necessarily be equal to the full-year earnings per share amount.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.



                                    PART III


Item   9. Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act

     Reference is made to the information regarding Directors appearing under the caption "Nominees for the Board of Directors" in Ravenswood's proxy statement for its 2000 annual meeting of shareholders to be mailed to shareholders on or about September 29, 2000, which information is incorporated herein by reference; and to the information under the heading "Executive Officers of the Company" in Part I hereof.


Item 10. Executive Compensation

     Reference is made to the information appearing under the caption "Executive Compensation" in Ravenswood's proxy statement for its 2000 annual meeting of shareholders to be mailed to shareholders on or about September 29, 2000, is incorporated herein by reference.


Item 11. Security Ownership of Certain Beneficial Owners and Management

     Reference is made to the information appearing under the caption "Director's and Officer's Ownership of our common stock" in Ravenswood's proxy statement for its 2000 annual meeting of shareholders to be mailed to shareholders on or about September 29, 2000, is incorporated herein by reference.


Item 12. Certain Relationships and Related Transactions

     Reference is made to the information appearing under the caption "Certain Transactions" in Ravenswood's proxy statement for its 2000 annual meeting of shareholders to be mailed to shareholders on or about September 29, 2000, is incorporated herein by reference.



                                    PART IV


ITEM 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a. The following documents are filed as a part of this Form 10-KSB.

   1. Financial Statements: Reference is made to the Index to Consolidated Financial Statements under Item 7 in Part II of this Form 10-KSB.

   2. Financial Statement Schedules: Financial Statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

   3. Exhibits: The Exhibits listed under Item 14(c) are required by Item 601 of Regulation S-B. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB has been identified.

b.  Reports on Forms 8-K

     On June 20, 2000, the Registrant filed a Report on Form 8-K under Item 5, relating to the termination of the Ravenswood Voting Trust.

     (c) Exhibits

     The exhibits listed below are filed or incorporated by reference herein.

Exhibit
Number                                        Description of Document
------                                        -----------------------
  3.1      Amended and Restated Articles of Incorporation of Ravenswood Winery, Inc., filed as ex-
           hibit 3.1 to our Registration Statement on Form SB-2 filed with the Commission on Febru-
           ary 4, 1999 and incorporated herein by this reference.

  3.2      Amended and Restated Bylaws of Ravenswood Winery, Inc., filed as exhibit 3.2 to our
           Registration Statement on Form SB-2 filed with the Commission on February 4, 1999 and incorporated herein by this reference.

  4.1      Specimen Stock Certificate, filed as exhibit 4.1 to amendment no. 2 to our Registration
           Statement on Form SB-2 filed with the Commission on April 2, 1999 and incorporated herein by this reference.

 10.1      1999 Equity Incentive Plan for Ravenswood Winery, Inc., filed as exhibit 10.1 to our Regis-
           tration Statement on Form SB-2 filed with the Commission on February 4, 1999 and incor-
           porated herein by this reference.*

 10.2      Employee Stock Purchase Plan for Ravenswood Winery, Inc., filed as exhibit 10.2 to our
           Registration Statement on Form SB-2 filed with the Commission on February 4, 1999 and incorporated herein by this reference.*

 10.3      Form of Indemnification Agreement for Ravenswood Winery, Inc., filed as exhibit 10.3 to our Registration Statement on Form SB-2 filed with the Commission on February 4, 1999 and incorporated herein by this reference.

 10.4      Revolving Line of Credit Promissory Note and Agreement with Pacific Coast Farm Credit
           Services, ACA, dated as of April 1, 1998, filed as exhibit 10.4 to our Registration State-
           ment on Form SB-2 filed with the Commission on February 4, 1999 and incorporated herein by this reference.

 10.5      Revolving Equity Line of Credit Promissory Note and Loan Agreement with Pacific Coast
           Farm Credit Services, ACA, dated as of April 8, 1998, filed as exhibit 10.5 to our Registra-
           tion Statement on Form SB-2 filed with the Commission on February 4, 1999 and incorpo-
           rated herein by this reference.

 10.6      Notes payable from Ravenswood Winery, Inc. to W. Reed Foster, filed as exhibit 10.6 to our Registration Statement on Form SB-2 filed with the Commission on February 4, 1999 and incorporated herein by this reference.

 10.7      Notes payable from Ravenswood Winery, Inc. to Joel E. Peterson and notes payable from
           Joel E. Peterson to Ravenswood Winery, Inc.

 10.8      Quarry Winery Lease Agreement, dated as of January 1, 1999, filed as exhibit 10.8 to our
           Registration Statement on Form SB-2 filed with the Commission on February 4, 1999 and incorporated herein by this reference. Exhibit Number Description of Document

 10.9      Stock Agreement and Amendment of Voting Trust by and between Ravenswood Winery,
           Inc. and W. Reed Foster effective as of July 1, 1998 and note payable from W. Reed Fos-
           ter to Ravenswood Winery, Inc., filed as exhibit 10.9 to our Registration Statement on
           Form SB-2 filed with the Commission on February 4, 1999 and incorporated herein by this reference.

 10.11     Form of Convertible Subordinated Debenture dated as of December 1998, filed as exhibit
           10.11 to amendment no. 1 to our Registration Statement on Form SB-2 filed with the Com-
           mission on March 18, 1999 and incorporated herein by this reference.

 10.12     Marketing, Sales Agency and Administrative Services Agreement between Ravenswood
           Winery, Inc. and Harvest Wines, Inc., filed as exhibit 10.12 to our Registration Statement on Form SB-2 filed with the Commission on February 4, 1999 and incorporated herein by this reference.

 11.1      Statement of Computation of Earnings Per Share.

 23.1      Consent of Odenberg, Ullakko, Muranishi & Co. LLP.

 25.1      Power of Attorney (see p. 28).

 27.1      Financial Data Schedule.

----------------
* Management contract or compensatory plan or arrangement.

                                  SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 27, 2000.




                                        RAVENSWOOD WINERY, INC.



                                        /s/ W. Reed Foster
                                        ----------------------------------------
                                        W. Reed Foster, Chairman of the Board
                                        and Chief Executive Officer




                                        /s/ Callie S. Konno
                                        ----------------------------------------
                                        Callie S. Konno, Chief Financial
                                        Officer, Treasurer and Director
                                        (Principal Financial Officer)


                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints W. Reed Foster, Joel E. Peterson, Justin M. Faggioli and Callie S. Konno, and each of them, such person's true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for such person and in such person's name, place and stead, in any and all capacities, for such person in any and all capacities, to sign any amendments to this Report on Form 10-KSB and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or such attorney-in-fact's substitute or substitutes, may do or cause to be done by virtue hereof.

     PURSUANT  TO  THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS
REPORT  HAS  BEEN  SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ISSUER
AND IN THE CAPACITIES AND ON THE DATE INDICATED.

           Signature                                Title                            Date
--------------------------------  ----------------------------------------   -------------------
        /s/ W. Reed Foster        Chairman of the Board and Chief            September 27, 2000
--------------------------------  Executive Officer (Principal Executive
         W. Reed Foster           Officer)

       /s/ Joel E. Peterson       President, Winemaker and Director          September 27, 2000
-------------------------------
        Joel E. Peterson

      /s/ Justin M. Faggioli      Executive Vice President, Secretary        September 27, 2000
--------------------------------  and Director
       Justin M. Faggioli

        /s/ Callie S. Konno       Chief Financial Officer, Treasurer and     September 27, 2000
--------------------------------  Director (Principal Financial and
        Callie S. Konno           Accounting Officer)

        /s/ James F. Wisner       Director                                   September 27, 2000
--------------------------------
        James F. Wisner

    /s/ Robert E. McGill, III     Director                                   September 27, 2000
--------------------------------
       Robert E. McGill, III

        /s/ John D. Nichols       Director                                   September 27, 2000
--------------------------------
        John D. Nichols

                      CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 of Ravenswood Winery, Inc. (File No. 333-85735) of our report dated August 11, 2000, on our audits of the financial statements of Ravenswood Winery, Inc. as of June 30, 2000 and 1999 and for the three years in the period ended June 30, 2000, which report is included in this 10-KSB.




Odenberg, Ullakko, Muranishi & Co. LLP
San Francisco, California




September 28, 2000