Form 10QSB
period 2000-09-30
RAVENSWOOD WINERY INC
filed 2000-11-14
CIK 937015

================================================================================

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 2000

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

                                 Yes [X] No [ ]
The number of shares outstanding of the Issuer's Common Stock on November 8, 2000 was 4,870,179.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

================================================================================

                                              RAVENSWOOD WINERY, INC.

                                           PART I. FINANCIAL INFORMATION

                                                                                                             Page
                                                                                                             ----
ITEM 1.       FINANCIAL STATEMENTS

    Balance Sheets as of September 30, 2000 and June 30, 2000.                                                2

    Statements of Income for the three months ended September 30, 2000 and 1999.                              3

    Statements  of Cash Flows for the three months ended  September 30, 2000 and
    1999.                                                                                                     4

    Notes to Financial Statements.                                                                            5

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                                                             8

                                            PART II. OTHER INFORMATION

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS                                                      20

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                                               20

                                           RAVENSWOOD WINERY, INC.
                                        PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                                           RAVENSWOOD WINERY, INC.
                                                BALANCE SHEET

                                                                                September 30,         June 30,
                                                                                    2000                2000
                                                                                 -----------         -----------
                                  ASSETS                                         (unaudited)
Current assets:
   Cash and cash equivalents                                                     $ 6,476,433         $ 5,769,373
   Accounts receivable, less allowance of $10,000                                  5,418,219           4,166,816
   Inventories                                                                    26,184,699          20,521,284
   Prepaid income taxes                                                                 --               277,500
   Prepaid expenses                                                                   66,893             100,131
                                                                                 -----------         -----------
      Total current assets                                                        38,146,244          30,835,104
   Property, plant and equipment, net                                             14,648,575          14,787,553
   Deferred tax assets                                                                52,000             180,000
   Note receivable from shareholder                                                  310,000             310,000
   Other assets                                                                       65,195              60,433
                                                                                 -----------         -----------
                                                                                 $53,222,014         $46,173,090
                                                                                 ===========         ===========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                                             $    57,011         $    83,597
   Current portion of capital lease obligations                                      594,912             617,979
   Short-term borrowings                                                                --               500,000
   Accounts payable                                                                8,025,565           3,217,036
   Income taxes payable                                                              614,500
   Accrued commissions                                                               594,185             514,379
   Accrued liabilities                                                               470,705             390,010
                                                                                 -----------         -----------
     Total current liabilities                                                    10,356,878           5,323,001

Long-term liabilities:
   Long-term debt, net                                                             6,921,852           6,453,407
   Capital lease obligations, net                                                  2,378,061           2,392,497
   Convertible debentures                                                          1,687,500           1,687,500
                                                                                 -----------         -----------
     Total liabilities                                                            21,344,291          15,856,405
                                                                                 -----------         -----------

Shareholders' equity:
   Preferred stock, no par value; 1 million shares authorized, none issued              --                  --
   Common stock, no par value; 20 million shares authorized,
     4,858,929 and 4,856,779 issued and outstanding                               15,076,947          15,054,373
   Retained earnings                                                              16,691,200          15,176,560
   Unrealized gain on available-for-sale securities                                  109,576              85,752
                                                                                 -----------         -----------
     Total shareholders' equity                                                   31,877,723          30,316,685
                                                                                 -----------         -----------
                                                                                 $53,222,014         $46,173,090
                                                                                 ===========         ===========

             See accompanying notes to financial statements.

                     RAVENSWOOD WINERY, INC.
                       STATEMENT OF INCOME
                           (UNAUDITED)

                                                Three months ended September 30,
                                                   -----------------------------
                                                       2000             1999
                                                   -----------      -----------
Gross sales                                        $ 9,606,953      $ 8,288,976
  Less excise taxes                                    331,044          334,645
  Less discounts, returns and allowances               378,084          262,148
                                                   -----------      -----------

Net sales                                            8,897,825        7,692,183

Cost of goods sold                                   4,032,631        3,463,418
                                                   -----------      -----------

Gross profit                                         4,865,194        4,228,765

Operating expenses                                   2,217,459        1,739,850
                                                   -----------      -----------

Operating income                                     2,647,735        2,488,915
                                                   -----------      -----------

Other income (expense):
  Interest expense                                    (257,730)        (123,766)
  Other, net                                           144,635           85,796
                                                   -----------      -----------
                                                      (113,095)         (37,970)
                                                   -----------      -----------

Income before tax provision                          2,534,640        2,450,945

Provision for income taxes                           1,020,000          953,130
                                                   -----------      -----------

Net income                                         $ 1,514,640      $ 1,497,815
                                                   ===========      ===========

Earnings per share:

  Basic                                            $      0.31      $      0.33
                                                   ===========      ===========
  Diluted                                          $      0.30      $      0.31
                                                   ===========      ===========

Weighted average number of common
  shares outstanding:

  Basic                                              4,857,546        4,568,352
                                                   ===========      ===========
  Diluted                                            5,102,221        5,006,581
                                                   ===========      ===========

                 See accompanying notes to financial statements.

                          RAVENSWOOD WINERY, INC.
                          STATEMENT OF CASH FLOWS
                                (UNAUDITED)

                                                     Three months ended September 30,
                                                     --------------------------------
                                                           2000            1999
                                                       ------------    ------------
Operating activities:
Net income                                             $  1,514,640    $  1,497,815

Items not requiring the current use of cash:
    Depreciation and amortization                           373,562         143,390
    Deferred income taxes                                   128,000          37,568
    Unrealized gain on available-for-sale securities         23,824            --
    Changes in other operating items:
        Accounts receivable                              (1,251,403)     (1,204,158)
        Inventories                                      (5,663,415)     (1,856,979)
        Accrued/prepaid income taxes                        892,000         945,330
        Prepaid expenses and other                           28,476         (37,588)
        Accounts payable                                  4,808,529         350,165
        Accrued liabilities and accrued commissions         160,501         461,211
                                                       ------------    ------------
    Cash provided by operations                           1,014,714         336,754
                                                       ------------    ------------

Investing activities:
Additions to plant and equipment                           (110,701)     (2,102,449)
                                                       ------------    ------------
    Cash used for investing activities                     (110,701)     (2,102,449)
                                                       ------------    ------------

Financing activities:
Short-term borrowings, net                                 (500,000)       (950,000)
Proceeds from long-term debt                                455,000         318,527
Repayment of long-term debt                                (174,527)        (82,874)
Issuance of common shares                                    22,574            --
                                                       ------------    ------------
    Cash used for financing activities                     (196,953)       (714,347)
                                                       ------------    ------------

Increase (decrease) in cash and cash equivalents            707,060      (2,480,042)

Cash and cash equivalents at beginning of period          5,769,373      11,390,903
                                                       ------------    ------------

Cash and cash equivalents at end of period             $  6,476,433    $  8,910,861
                                                       ============    ============

Cash paid during the period for:

Interest                                               $    262,000    $    123,989
                                                       ============    ============
Taxes                                                  $       --      $       --
                                                       ============    ============

Noncash investing and financing:
   Plant and equipment purchased with capital leases   $    123,883    $    705,055
                                                       ============    ============

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

         The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the operating results expected for the entire fiscal year. The financial statements included herein should be read in conjunction with other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Form 10-KSB for the fiscal year ended June 30, 2000.

         NOTE 2 - Significant accounting policies:

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

         Reclassification

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

         During the three month period ended September 30, 2000, 2,150 shares of common stock were purchased under Ravenswood's 1999 Equity Incentive Plan.

         NOTE 4 - Inventories:

         Inventories are summarized as follows:    September 30,          June 30,
                                                       2000                2000
                                                 -----------------   -----------------
                                                   (Unaudited)

              Bulk wine                               $20,088,398         $15,262,865
              Bottled wine                              5,809,303           4,716,701
              Crop costs                                        0             137,051
              Supplies                                    135,452             233,943
              Tasting room merchandise                    151,546             170,724
                                                 -----------------   -----------------
                                                      $26,184,699         $20,521,284
                                                 =================   =================

         NOTE 5 - Property, plant and equipment:

         Property, plant and equipment are summarized as follows:

                                                             September 30,        June 30,
                                                                2000                2000
                                                          -----------------   -----------------
                                                            (Unaudited)

              Land                                               $ 245,135           $ 245,135
              Vineyards                                            345,473             345,473
              Buildings and improvements                         1,647,634           1,647,637
              Leasehold improvements                             9,869,805           9,832,748
              Machinery and equipment                            1,143,849           1,080,251
              Equipment held under capital leases                4,242,836           4,118,953
              Office equipment                                     308,886             298,837
                                                          -----------------   -----------------
                                                                17,803,618          17,569,034
              Less accumulated depreciation                      3,155,043           2,781,481
                                                          -----------------   -----------------
                                                               $14,648,575         $14,787,553
                                                          =================   =================

         NOTE 6 - Comprehensive income:

         Comprehensive income includes unrealized gain on available-for-sale securities. The following is a reconciliation of net income and comprehensive income (unaudited):

                                                    For Three Months Ended
                                               --------------------------------
                                               September 30,    September 30,
                                                   2000             1999
                                                   ----             ----

         Net income                             $ 1,514,641      $ 1,497,815

         Change in unrealized gain on
           available-for-sale securities             23,824           37,567
                                               --------------   --------------
         Comprehensive income                   $ 1,538,465      $ 1,535,382
                                               ==============   ==============

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

Overview

Ravenswood produces, markets and sells premium California wines exclusively under the Ravenswood brand name. The vast majority of wines produced and sold by Ravenswood are red wines, including Merlot, Cabernet Sauvignon and, particularly, Zinfandel. To a lesser extent, Ravenswood produces white wines, including Chardonnay, French Colombard and Gewurztraminer. Ravenswood's red wines accounted for approximately 94% of gross sales in the 2000 fiscal year, with sales of Zinfandel accounting for approximately 65% of gross sales for that period. Ravenswood believes that sales of its red wines, particularly Zinfandel, will continue to account for a significant portion of its sales in the future.

Since its inception in 1976, Ravenswood has grown by increasing its production volume and its portfolio of wine products. For the fiscal year ended June 30, 2000, Ravenswood realized total gross sales of $33.2 million from the sale of 412,866 cases of wine and Ravenswood branded merchandise.

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

The timing for release of Ravenswood's products, particularly its County Series and Vineyard Designate Series, also significantly affects Ravenswood's sales in specific periods. Ravenswood has traditionally released new vintages of its Vineyard Designate Series in the fourth fiscal quarter or the first fiscal quarter of the subsequent fiscal year. For fiscal year 2001, many of the Vineyard Designates were released in August and September, resulting in sales during the second quarter. In addition, the release dates of some of Ravenswood's County Series wines fluctuate between the third and fourth fiscal quarters of each fiscal year. The timing of these release dates is based upon the winemakers' determination as to the optimal flavor characteristics of these wines and available inventory. Fluctuation of release dates may make comparison of results on a period-to-period basis less meaningful. The nature of the winemaking process, including the need for wine to be aged before it is released, requires Ravenswood to incur significant expenses in producing products which may not generate revenues until up to two years later. Any factors that may prevent or delay the sale of Ravenswood's wines at the prices anticipated at the time of their production could adversely affect its liquidity and reduce its profits.

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

Brokers act as an independent sales force and receive commissions as compensation for their sales. Brokers do not take title to the wines they sell. Distributors purchase wine from Ravenswood and sell the wine to their own retail accounts such as restaurants, grocery stores and wine shops.

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

Ravenswood sells its products directly in California, utilizing four warehouses throughout the state and a network of seven brokers. Ravenswood realizes significantly  greater  gross  margins in areas,  such as  California,  where it
relies  on  direct  sales  facilitated   through  brokers  without  the  use  of
distributors. Sales within California accounted for approximately 45% of Ravenswood's gross sales in the 2000 fiscal year. Of this amount, approximately 8% of gross sales were purchases by California and non-California consumers through Ravenswood's tasting room and approximately 37% of gross sales were sales to retail accounts. We expect similar results for fiscal 2001. Ravenswood believes that sales within California will continue to account for a substantial portion of its sales in the future.

Results of Operations

The following table sets forth items from Ravenswood's statement of income, expressed as a percentage of net sales, for the periods indicated:

                                                    Three Months Ended
                                                       September 30,
                                                       -------------
Statement of Income Data:                             2000             1999

Net Sales                                            100.0%           100.0%
Cost of Goods Sold                                    45.3             45.0
                                             -------------    -------------
Gross Profit                                          54.7             55.0
Operating Expenses                                    24.9             22.6
                                             -------------    -------------
Operating Income                                      29.8             32.4
Other Expense, net                                     1.3               .5
                                             -------------    -------------
Income Before Income Taxes                            28.5             31.9
Provision for Income Taxes                            11.5             12.4
                                             -------------    -------------
Net Income                                            17.0%            19.5%
                                             =============    =============

Three Months Ended September 30, 2000 and 1999

Sales

Net sales of Ravenswood's products increased 15.7% to $8.9 million in the three months ended September 30, 2000, from $7.7 million in the three months ended September 30, 1999. This increase is primarily attributable to an increase in the volume of wines produced and sold by Ravenswood. In the three months ended September 30, 2000, case sales increased to 107,537 cases from 86,687 cases in the three months ended September 30, 1999, while the average price per case decreased to $88.20 from $94.37 in these respective periods (based on gross sales). The decrease in average price per case is primarily attributable to two factors, the relatively late release of the Vineyard Designate Series in the first quarter of fiscal 2001, which resulted in lower sales of this series for this year as compared to the first quarter of fiscal 2000 and the increase in sales of the Vintners Blend Series as a percentage of gross sales. Case sales of Vineyard Designate Series wines declined in the first quarter of fiscal 2001 by 31.9% over the same period in the previous fiscal year. There are two reasons for this decline. First, as discussed previously, Vineyard Designate wines from the 1998 vintage were released later in the first quarter of fiscal 2001 than the 1997 vintage wines which were released in the previous fiscal year's first quarter. Second, vineyard yields in the 1998 vintage were lower, due to the effects of El Nino, than the abundant 1997 vintage. Consequently fewer Vineyard Designate wines will be available for sale in fiscal 2001 than in fiscal 2000.

The percentages of gross sales attributable to the Vintners Blend Series, County Series and Vineyard Designate Series were 59%, 23% and 17%, respectively, for the three months ended September 30, 2000, as compared to 50%, 21% and 27%, respectively, in the three months ended September 30, 1999. Sales of Ravenswood branded merchandise accounted for approximately 1% and 2% of gross sales for the three months ended September 30, 2000, and September 30, 1999, respectively.

Cost of Goods Sold

Cost of goods sold increased to $4.0 million, or 45.3% of net sales, for the three months ended September 30, 2000, from $3.5 million, or 45.0% of net sales, for the corresponding period in fiscal 2000. Cost of goods sold remained relatively unchanged despite the decrease in Vineyard Designate Series sales, a higher margin product, due to improved margins for the Vintners Blend Series.

Gross Profit

Ravenswood's gross profit increased to $4.9 million for the three months ended September 30, 2000, from $4.3 million for the three months ended September 30, 1999, and decreased as a percentage of net sales to 54.7% from 55.0% in these respective periods. The increase in aggregate gross profit is primarily attributable to increases in sales volumes.

Operating Expenses

Operating  expenses  increased  to $2.2  million  for  the  three  months  ended
September 30, 2000, from $1.7 million for the three months ended September 30, 1999, and increased as a percentage of net sales to 24.9% from 22.6% in these respective periods. The increase in the amount of operating expenses is attributable to increased sales volumes. Increased sales volumes resulted in increased brokerage commissions as well as increases in Ravenswood's sales, administrative and warehouse staffs. Operating expenses, as a percentage of net sales, have increased and will continue to increase as Ravenswood completes its move into the Quarry Facility, as additional personnel are added that were not previously hired due to lack of space and facility, and as it adjusts to maintaining two operating plants with administrative offices.

Other Expense, Net

Other expense includes non-operating income and expense items, which primarily consist of interest on outstanding debt. Other expense amounted to $113,095 and $37,970, or 1.3% and .5% of net sales, in the three months ended September 30, 2000, and 1999, respectively. The increase in other expense is due primarily to an increase in interest expense on funds borrowed to build the Quarry Facility and to purchase equipment installed there. Additionally, interest income generated from invested proceeds of the December, 1998 private placement and April, 1999 initial public offering which had previously offset interest expense, has decreased as Ravenswood has used those funds to complete the Quarry Facility and as operating capital. A portion of the decrease in interest income has been offset by income generated through custom crush and custom bottling fees.

Provision for Income Taxes

The provision for income taxes reflects an estimated annualized effective tax rate of 40.2% for the three months ended September 30, 2000, and 38.9% for the corresponding period in fiscal 2000. The slight increase is due to the effect of manufacturer's tax credit taken for the first quarter of fiscal 2000.

Selected Quarterly Results of Operations

The following table presents Ravenswood's results of operations for each of the six quarters prior to and including the quarter ended September 30, 2000. The quarterly information is unaudited, but management believes that the information regarding these quarters has been prepared on the same basis as the audited financial statements appearing in the Company's Form 10-KSB for the fiscal year ended June 30, 2000. In the opinion of management, all necessary adjustments which include only normal recurring adjustments have been included to present fairly the unaudited quarterly results when read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-QSB filing.

                                                                               Quarter Ended
                                                                              (In Thousands)
                                    -----------------------------------------------------------------------------------------
                                       June 30,     September 30,  December 31,     March 31,      June 30,     September 30,
                                         1999           1999           1999           2000           2000           2000
                                         ----           ----           ----           ----           ----           ----
Statement of Income Data:
Gross Sales                         $    6,119     $    8,289     $   10,437     $    8,692     $    8,197     $    9,607
 Less Excise Taxes                         361            335            199            326            404            331
 Less Discounts, Allowance
    and Returns                            234            262            315            239            309            378
                                    ----------     ----------     ----------     ----------     ----------     ----------
Net Sales                                5,525          7,692          9,924          8,127          7,484          8,898
Cost of Goods Sold                       2,788          3,463          4,814          3,897          3,522          4,033
                                    ----------     ----------     ----------     ----------     ----------     ----------
Gross Profit                             2,737          4,229          5,110          4,230          3,961          4,865
Other Operating Expenses                 1,503          1,740          2,001          1,832          2,162          2,217
                                    ----------     ----------     ----------     ----------     ----------     ----------
Operating Income                         1,234          2,489          3,108          2,398          1,799          2,648
Other (Income) Expense                    (12)             38            160            205            186            113
                                    ----------     ----------     ----------     ----------     ----------     ----------
Income Before Income Taxes               1,247          2,451          2,947          2,192          1,613          2,535
Provision for Income Taxes                 385            953          1,168            875            370          1,020
                                    ----------     ----------     ----------     ----------     ----------     ----------
Net Income                          $      862     $    1,498     $    1,780     $    1,317     $    1,243     $    1,515
                                    ==========     ==========     ==========     ==========     ==========     ==========

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

FINANCIAL CONDITION

Assets

Ravenswood's total assets increased by 15.3% to $53.2 million at September 30, 2000, from $46.2 million, at June 30, 2000. Accounts receivable increased 30% from $4.2 million at June 30, 2000 to $5.4 million at September 30, 2000. Ravenswood's inventory increased by 27.6% or $5.7 million to $26.2 million at September 30, 2000, from $20.5 million at June 30, 2000. Property, plant and equipment, net of depreciation, decreased slightly from $14.8 million at June 30, 2000, to $14.6 million at September 30, 2000.

Liabilities

Ravenswood's total liabilities increased 34.6% to $21.3 million at September 30, 2000, from $15.9 million at June 30, 2000. The increase was primarily due to purchases for grapes received in August and September of 2000, which increased accounts payable by 149.5% or $4.8 million. At September 30, 2000, Ravenswood's long-term liabilities outstanding was $11.0 million and $2.0 million was available under the terms of Ravenswood's line of credit.

Liquidity and Capital Resources

Ravenswood has funded its capital requirements primarily with cash flows from operations, a mix of short-term and long-term borrowings, and the sale of its securities, most recently with its initial public offering in April, 1999. Cash and cash equivalents totaled $6.5 million at September 30, 2000, as compared to $5.8 million at June 30, 2000. The slight increase in cash and cash equivalents is primarily due to cash generated from operations and receipt of the last installment of Ravenswood's construction loan from Pacific Coast Farm Credit.

Net cash provided by operations was $1.0 million for the three months ended September 30, 2000, as compared to $336,754 for the three months ended September 30, 1999. The principal uses of cash from operations in this period were the acquisition of additional inventory through grape purchases and funding accounts receivable, while the principal sources of cash were net income and accounts payable.

Net cash used for investing activities totaled $110,701 for the three months ended September 30, 2000, as compared to $2.1 million for the three months ended September 30, 1999. During the first quarter of fiscal 2000, Ravenswood was in the process of building its Quarry Facility and therefore cash used for investing activities was much larger than for the same period during fiscal 2001. Ravenswood expects that net cash used for investing activities will increase in the future due to the expansion of its barrel storage capacity at the Quarry Facility.

Net cash used by financing activities was $196,953 for the three months ended September 30, 2000, as compared to $714,347 for the three months ended September 30, 1999. The principal use of cash during these periods was to repay short-term borrowings on the revolving line of credit and the principal source of cash during these periods was proceeds from long-term debt.

Ravenswood's grape purchases normally occur in the second fiscal quarter, when the fruit is harvested. For the 2000 harvest, approximately half the estimated expected tonnage was received in August and September of 2000, or the first quarter of fiscal 2001. Ravenswood expects to receive the other estimated half in October and November of 2000. Most grape purchase contracts specify the timing of payment for these purchases. The actual payment dates vary depending upon the terms of the individual contract. Based upon its grape purchase contracts for the 1999 harvest, these payments were made in the following manner: 42%, 29% and 17% in the second, third and fourth quarters of fiscal 2000, respectively, and the remaining 12% in the first quarter of fiscal 2001. As a result of harvest costs and the timing of grape and bulk wine purchase payments, Ravenswood's inventory and related cash requirements generally peak during the second or third fiscal quarters. Cash requirements also fluctuate depending upon the level and timing of capital spending and tax payments.

Ravenswood leases barrels and other equipment used in the production of its wines. Ravenswood estimates that aggregate lease payments for barrels and other equipment will be approximately $625,000 for the 2001 fiscal year. Ravenswood anticipates that it will enter into additional leasing arrangements as it increases its production.

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

Ravenswood has a line of credit with Pacific Coast Farm Credit Association, under which Ravenswood may borrow up to a total of $2 million. As of September 30, 2000, Ravenswood had nothing outstanding under this line of credit.

On April 26, 1999 Ravenswood obtained a $4.6 million construction loan from Pacific Coast for the purpose of financing construction of the Quarry Facility. The loan is secured by the Quarry Facility and its lease. The Quarry Facility was completed during fiscal 2000 at a cost of approximately $9.7 million. The remaining costs of approximately $5.1 million were funded from the December, 1998, private equity offering and proceeds from Ravenswood's initial public offering in April, 1999. Equipment worth approximately $3.3 million was funded through capital leases as of June 30, 2000.

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

The full extent of Ravenswood's future capital requirements and the adequacy of its available funds will depend on many factors, not all of which can be accurately predicted. Although no assurance can be given, Ravenswood believes that anticipated cash flow from operations, borrowings under its existing credit agreements, proceeds from its initial public offering and the private placement in 1998 described above, will be sufficient to fund its capital requirements, including its planned expansion, for at least the next 12 months. In the event that additional capital is required, Ravenswood may seek to raise that capital through public or private equity or debt financings. Future capital funding transactions may result in dilution to shareholders.

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

Bad weather, plant diseases, pests, including the glassy-wing sharpshooter and other factors could reduce the amount or quality of the grapes we need to produce our wines

A shortage in the supply of quality grapes may result from the occurrence of any number of the factors which determine the quality and quantity of grape supply, such as weather conditions, pruning methods, the existence of diseases and pests, and the number of vines producing grapes, as well as the level of consumer demand for wine. Any shortage could cause an increase in the price of some or all of the grape varieties required for our wine production and/or a reduction in the amount of wine we are able to produce, which could harm our business and reduce our sales and profits.

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

Although we grow only a small portion of the grapes we use, our business is still subject to numerous agricultural risks. Most of the vineyards that supply our grapes are primarily planted to rootstocks believed to be resistant to Phylloxera, a pest that feeds on susceptible grape rootstocks. We purchase grapes from regions in California in which the glassy-winged sharpshooter has, or may be encountered. The glassy-winged sharpshooter can transmit Pierce's Disease to vineyards. This disease is often fatal to wine grape vines. To date, our access to supplies of grapes and bulk wine has not been negatively impacted by the spread of the glassy-winged sharpshooter or Pierce's Disease. However, we cannot be certain that these vineyards, or vineyards from which we obtain grapes in the future, will not become susceptible to current or new strains of Phylloxera, plant insects, such as the glassy-winged sharpshooter, or diseases, such as Pierce's Disease. Any resulting reduction in grape supply could reduce our sales and profits.

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

Because some states have laws that prohibit distributors changes, our sales may be reduced if we cannot replace an under-performing distributor

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

A failure to complete the expansion of our facilities as planned could limit our production of wine and harm our business

We recently completed Phase I of our production facility, the Quarry Facility, and are currently utilizing it to full capacity. We are currently planning to expand the Quarry Facility, in order to increase our production capacity. Our failure to complete the expansion of the Quarry Facility, or otherwise expand our production capabilities, would limit our production capacity, would require greater use of third-party production facilities and could reduce our sales and/or profits. We expect to utilize the entire Quarry Facility fully upon the completion of the contemplated expansion. As a result, any further expansion of our production capacity may require us to use third-party production facilities or to continue to expand our own production capacity. Our failure to expand our production capacity, or to secure capacity from third-parties, either at acceptable prices or at all, could limit our production and reduce our sales and/or profits.

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

Because our directors and officers have significant control over Ravenswood, other investors do not have as much influence on corporate decisions as they would if control were less concentrated

Assuming all convertible debentures held by our directors and executive officers and their respective affiliates will be converted, and all options exercisable within 60 days of the date hereof by our directors and executive officers, will be exercised, our directors and executive officers and their respective affiliates would beneficially own 2,230,476 shares of common stock, or approximately 45.2% of our outstanding common stock and common stock equivalents. As a result, our directors and executive officers and their respective affiliates have significant influence in the election of directors and the approval of corporate actions that must be submitted for a vote of shareholders. The interests of these persons may conflict with the interests of other shareholders, and the actions they take or approve may be contrary to those desired by the other shareholders. This concentration of ownership may also have the effect of delaying, preventing or deterring an acquisition of Ravenswood by a third party.

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

                             RAVENSWOOD WINERY, INC.

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

The following table describes the use of proceeds from Ravenswood's initial public offering in April, 1999.

(IN THOUSANDS)

Effective Date of the Company's Registration Statement:                April 8, 1999
Commission File Number                                                 333-71729
Date Offering Commenced:                                               April 9, 1999
Date Offering Completed:                                               Upon the sale of all the
                                                                         shares registered
Names of Managing Underwriters:                                        W. R. Hambrecht & Co., LLP
Class of Securities Registered:                                        Common Stock
Shares Registered and Sold:                                            1,000*
Sold by Company:                                                       1,000*
Sold by Shareholders:                                                  0
Aggregate Price of Offering Amount Registered and Sold:                $10,500
Gross Proceeds to Company:                                             $10,500
Gross Proceeds to Selling Shareholders                                 0
Underwriter's Discounts and Commission Charged to the Company:         $420
Other issuance costs:                                                  $546
Net offering proceeds to the Company:                                  $9,534
Approximate use of net offering proceeds through September 30,
   2000:
         Working capital                                               $1,265
         Retirement of debt                                            $1,000
         Expansion of production facilities                            $3,350

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


Dated: November 13, 2000                   Ravenswood Winery, Inc.

                                           /s/Callie S. Konno
                                           -------------------------------------
                                              Callie S. Konno
                                              Chief Financial Officer

Dated: November 13, 2000

                                           /s/W. Reed Foster
                                           -------------------------------------
                                              W. Reed Foster
                                              Chairman of the Board and Chief
                                              Executive Officer