Form 10-Q
period 2000-12-31
RAVENSWOOD WINERY INC
filed 2001-02-14
CIK 937015

================================================================================

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended December 31, 2000

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

                                 Yes [X] No [ ]

The number of shares outstanding of the Issuer's Common Stock on February 7, 2001 was 4,871,865.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

================================================================================

                             RAVENSWOOD WINERY, INC.

                          PART I. FINANCIAL INFORMATION


                                                                            Page
                                                                            ----
ITEM 1. FINANCIAL STATEMENT

    Balance Sheets as of December 31, 2000 and June 30, 2000.                  2

    Statements of Income for the three months and six months
    ended December 31 , 2000 and 1999.                                         3

    Statements of Cash Flows for the three months and six
    months ended December 31, 2000 and 1999.                                   4

    Notes to Financial Statements.                                             5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                      7
         CONDITION AND RESULTS OF OPERATIONS

ITEM 3. FACTORS THAT MAY AFFECT FUTURE RESULTS                                15

               PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                             19

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   20

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      20

                             RAVENSWOOD WINERY, INC.
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                             RAVENSWOOD WINERY, INC.
                                  BALANCE SHEET

                                                                                 December 31,          June 30,
                                                                                     2000                2000
                                                                                 -----------         -----------
                         ASSETS                                                  (unaudited)
Current assets:
 Cash and cash equivalents                                                       $ 6,338,163         $ 5,769,373
 Accounts receivable, less allowance of $10,000                                    5,558,495           4,166,816
 Inventories                                                                      27,063,182          20,521,284
 Prepaid expenses                                                                    343,935             377,631
                                                                                 -----------         -----------
     Total current assets                                                         39,303,775          30,835,104
 Property, plant and equipment, net                                               14,652,650          14,787,553
 Note receivable from shareholder                                                    310,000             310,000
 Deferred tax assets                                                                  65,000             180,000
 Other assets                                                                         68,997              60,433
                                                                                 -----------         -----------
                                                                                 $54,400,422         $46,173,090
                                                                                 ===========         ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt                                               $    56,300         $    83,597
 Current portion of capital lease obligations                                        737,754             617,979
 Short-term borrowings                                                                    --             500,000
 Accounts payable                                                                  7,355,550           3,217,036
 Accrued commissions                                                                 686,544             514,379
 Accrued liabilities                                                                 694,621             390,010
                                                                                 -----------         -----------
     Total current liabilities                                                     9,530,769           5,323,001

Long-term liabilities:
 Long-term debt, net                                                               6,895,799           6,453,407
 Capital lease obligations, net                                                    2,453,633           2,392,497
 Convertible debentures                                                            1,625,000           1,687,500
                                                                                 -----------         -----------
     Total liabilities                                                            20,505,201          15,856,405
                                                                                 -----------         -----------

Shareholders' equity:
 Preferred stock, no par value; 1 million shares authorized, none issued                  --                  --
 Common stock, no par value; 20 million shares authorized,
  4,871,815 and 4,856,779 issued and outstanding                                  15,156,151          15,054,373
 Retained earnings                                                                18,649,666          15,176,560
 Unrealized gain on available-for-sale securities                                     89,404              85,752
                                                                                 -----------         -----------
     Total shareholders' equity                                                   33,895,221          30,316,685
                                                                                 -----------         -----------
                                                                                 $54,400,422         $46,173,090
                                                                                 ===========         ===========

                 See accompanying notes to financial statements.

                             RAVENSWOOD WINERY, INC.
                               STATEMENT OF INCOME
                                   (UNAUDITED)

                                           Three months ended December 31,     Six months ended December 31,
                                           -------------------------------     -----------------------------
                                                2000            1999               2000            1999
                                            ------------    ------------       ------------    ------------
Gross Sales                                 $ 11,359,262    $ 10,437,413       $ 20,966,215    $ 18,726,389
  Less excise taxes                             (241,232)       (199,045)          (572,276)       (533,690)
  Less discounts, allowances and returns        (408,350)       (314,777)          (786,434)       (576,925)
                                            ------------    ------------       ------------    ------------

Net sales                                     10,709,680       9,923,591         19,607,505      17,615,774

Cost of goods sold                             4,921,569       4,813,758          8,954,200       8,277,176
                                            ------------    ------------       ------------    ------------

Gross profit                                   5,788,111       5,109,833         10,653,305       9,338,598

Operating expenses                             2,403,437       2,001,483          4,620,896       3,741,333
                                            ------------    ------------       ------------    ------------

Operating income                               3,384,674       3,108,350          6,032,409       5,597,265

Interest expense                                (244,628)       (232,678)          (502,359)       (356,444)
Other income (expenses)                           84,421          72,282            229,057         158,076
                                            ------------    ------------       ------------    ------------
                                                (160,207)       (160,396)          (273,302)       (198,368)

Income before income taxes                     3,224,467       2,947,954          5,759,107       5,398,897

Provision for income taxes                     1,266,000       1,168,000          2,286,000       2,121,130
                                            ------------    ------------       ------------    ------------

Net income                                  $  1,958,467    $  1,779,954       $  3,473,107    $  3,277,767
                                            ============    ============       ============    ============
Earnings per share:
  Basic                                     $       0.40    $       0.39       $       0.71    $       0.72
                                            ============    ============       ============    ============
  Diluted                                   $       0.39    $       0.36       $       0.69    $       0.67
                                            ============    ============       ============    ============
Weighted average number of common
 shares outstanding:
  Basic                                        4,870,758       4,571,435          4,864,142       4,569,893
                                            ============    ============       ============    ============
  Diluted                                      5,094,431       5,006,546          5,098,581       5,006,562
                                            ============    ============       ============    ============

                 See accompanying notes to financial statements.

                             RAVENSWOOD WINERY, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                            Three months ended December 31,    Six months ended December 31,
                                                            -------------------------------    -----------------------------
                                                                2000                1999           2000             1999
                                                            -----------         -----------    -----------      ------------
Operations:
Net income                                                  $ 1,958,467         $ 1,779,954    $ 3,473,107      $  3,277,767
Items not requiring the current
 use of cash:
  Depreciation and amortization                                 418,804             315,441        792,366           458,831
  Unrealized gain (loss) on available for sale securities       (20,172)              5,649          3,652            43,216
  Deferred income taxes                                         (13,000)                 --        115,000             7,800
Changes in other operating items:
  Accounts receivable                                          (140,276)         (1,176,461)    (1,391,679)       (2,380,620)
  Inventories                                                  (878,483)         (3,521,358)    (6,541,898)       (5,378,337)
  Prepaid expenses                                             (150,542)           (169,092)      (117,304)           34,320
  Other assets                                                   (3,803)             (3,607)        (8,566)          (11,887)
  Accounts payable                                             (670,015)          2,326,683      4,138,514         2,973,194
  Accrued liabilities                                           223,918             121,329        304,612           207,243
  Prepaid (accrued) income taxes                               (741,000)           (929,480)       151,000          (240,520)
  Accrued commissions                                            92,359             185,285        172,165           281,595
                                                            -----------         -----------    -----------      ------------
Cash provided by (used for) operations                           76,257          (1,065,657)     1,090,969          (727,398)
                                                            -----------         -----------    -----------      ------------
Investing:
 Additions to plant & equipment                                 (60,252)         (2,382,011)      (170,952)       (4,484,459)
                                                            -----------         -----------    -----------      ------------
Cash used for investing activities                              (60,252)         (2,382,011)      (170,952)       (4,484,459)
                                                            -----------         -----------    -----------      ------------
Financing:
 Short-term borrowings, net                                          --             250,000       (500,000)         (700,000)
 Proceeds from long-term debt                                        --           1,933,509        455,000         2,252,036
 Proceeds from issuance of stock                                 16,703                  --         39,278                --
 Proceeds from sale of securities                                    --              12,948             --            12,948
 Repayments of long-term debt                                  (170,978)            (73,955)      (345,505)         (158,335)
                                                            -----------         -----------    -----------      ------------
Cash provided by (used for) financing activities               (154,275)          2,122,502       (351,227)        1,406,649
                                                            -----------         -----------    -----------      ------------
Change in cash & cash equivalents                              (138,270)         (1,325,166)       568,790        (3,805,208)

Balance at beginning of period                                6,476,433           8,910,861      5,769,373        11,390,903
                                                            -----------         -----------    -----------      ------------
Balance at end of period                                    $ 6,338,163         $ 7,585,695    $ 6,338,163      $  7,585,695
                                                            ===========         ===========    ===========      ============

Cash paid during the period for:
 Interest                                                   $   213,345         $   253,835    $   475,346      $    377,824
                                                            ===========         ===========    ===========      ============
 Taxes                                                      $ 2,020,000         $ 2,353,850    $ 2,020,000      $  2,353,850
                                                            ===========         ===========    ===========      ============
Noncash investing and financing:
 Plant and equipment purchased with long-term liabilities   $   362,627         $   411,576    $   486,511      $  1,116,631
                                                            ===========         ===========    ===========      ============
 Conversion of convertible debentures to common stock       $    62,500         $   815,000    $    62,500      $    815,000
                                                            ===========         ===========    ===========      ============

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

The results of operations for the three-month and six-month periods ended December 31, 2000 are not necessarily indicative of the operating results expected for the entire fiscal year. The financial statements included herein should be read in conjunction with other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Form 10-KSB for the fiscal year ended June 30, 2000.

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

During the six month period ended December 31, 2000, 2,200 shares of common stock were purchased under Ravenswood's 1999 Equity Incentive Plan, and 1,586 shares of common stock were issued under the Company's Employee Stock Purchase Plan. In October 2000, debentures with a face value of $62,500 were converted into 5,625 shares of the Company's common stock.

NOTE 4 - Inventories:

     Inventories are summarized as follows:

                                                December 31,          June 30,
                                                   2000                2000
                                                -----------         -----------
                                                (Unaudited)

          Bulk wine                             $22,134,236         $15,262,865
          Bottled wine                            4,590,277           4,716,701
          Crop costs                                 43,967             137,051
          Supplies                                  130,286             233,943
          Tasting room merchandise                  164,416             170,724
                                                -----------         -----------
                                                $27,063,182         $20,521,284
                                                ===========         ===========

NOTE 5 - Property, plant and equipment:

     Property, plant and equipment are summarized as follows:

                                                December 31,          June 30,
                                                   2000                2000
                                                -----------         -----------
                                                (Unaudited)

          Land                                  $   245,135         $   245,135
          Vineyards                                 345,473             345,473
          Buildings and improvements              1,647,634           1,647,637
          Leasehold improvements                  9,834,769           9,832,748
          Machinery and equipment                 1,195,900           1,080,251
          Equipment held under capital leases     4,605,465           4,118,953
          Office equipment                          319,386             298,837
          Construction in progress                   32,735                  --
                                                -----------         -----------
                                                 18,226,497          17,569,034
          Less accumulated depreciation           3,573,847           2,781,481
                                                -----------         -----------
                                                $14,652,650         $14,787,553
                                                ===========         ===========

NOTE 6 - Comprehensive income:

     Comprehensive income includes unrealized gain (loss) on available-for-sale securities. The following is a reconciliation of net income and comprehensive income (unaudited):

                                                 Three months ended                   Six months ended
                                                    December 31,                         December 31,
                                            ----------------------------         --------------------------
                                               2000              1999               2000            1999
                                            -----------       ----------         ----------      ----------
Net income                                  $ 1,958,467       $1,779,954         $3,473,107      $3,277,767

Change in unrealized gain (loss) on
  available-for-sale securities                 (20,172)           5,649              3,652          43,216
                                            -----------       ----------         ----------      ----------
Comprehensive income                        $ 1,938,295       $1,785,603         $3,476,759      $3,320,983
                                            ===========       ==========         ==========      ==========

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding future events and Ravenswood's plans and expectations that involve risks and uncertainties. When used in this Report, the words "estimate," "project," "intend," "expect" and "anticipate" and similar expressions are intended to identify such forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those projected. Factors that may cause actual results to vary include, but are not limited to:
(i) future and past weather and general farming conditions affecting the annual grape harvest; (ii) variations in consumer taste and preference: (iii) changes in the wine industry regulatory environment; and (iv) changes in the market value of Ravenswood's common stock. Other factors that may cause or contribute to such differences include, but are not limited to, those discussed below under "Risk Factors," as well as those discussed elsewhere in this Report and in the documents incorporated herein by reference. In light of the important factors that can materially affect results, including those set forth in this paragraph and below, the inclusion of forward-looking information herein should not be regarded as a representation by Ravenswood or any other person that the objectives or plans for Ravenswood will be achieved. The reader is therefore cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. Ravenswood undertakes no obligation to publicly release updates or revisions to these statements

Overview

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

The mix of products sold in any given period affects Ravenswood's gross profit as a percentage of net sales, or gross margin. In general, as sales of the value-priced Vintners Blend Series have increased as a percentage of gross sales, Ravenswood's gross margin has decreased. However, Ravenswood has recently realized efficiencies in their production process for the Vintners Blend Series which have improved gross margin when compared to periods of comparable sales mix. The gross margin for the Vintners Blend Series traditionally is more variable than that of Ravenswood's higher-priced product series because a significant portion of the wine used in the Vintners Blend series is purchased in the bulk market rather than produced by Ravenswood from grapes acquired from its traditional grape suppliers. Ravenswood has entered into several bulk wine purchase contracts with terms extending for one to two years. The price, quality and available quantity of bulk wine have fluctuated in the past and Ravenswood expects that they will continue to fluctuate in the future.

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

Results of Operations

The following table sets forth items from Ravenswood's statement of income, expressed as a percentage of net sales, for the periods indicated:

                                         Three Months Ended               Six Months Ended
                                            December 31,                    December 31,
                                            ------------                    ------------
Statement of Income Data:                1999           2000              1999        2000
                                         ----           ----              ----        ----
Net Sales                               100.0%         100.0%            100.0%      100.0%
Cost of Goods Sold                       48.5           46.0              47.0        45.7
                                        -----          -----             -----       -----
Gross Profit                             51.5           54.0              53.0        54.3
Operating Expenses                       20.2           22.4              21.2        23.5
                                        -----          -----             -----       -----
Operating Income                         31.3           31.6              31.8        30.8
Other Expense, net                        1.6            1.5               1.1         1.4
                                        -----          -----             -----       -----
Income Before Income Taxes               29.7           30.1              30.7        29.4
Provision for Income Taxes               11.8           11.8              12.1        11.7
                                        -----          -----             -----       -----
Net Income                               17.9%          18.3%             18.6%       17.7%
                                        =====          =====             =====       =====

Three Months Ended December 31, 2000 and 1999

Sales

Net sales of Ravenswood's products increased to $10.7 million in the three months ended December 31, 2000, from $9.9 million in the three months ended December 31, 1999. This increase is primarily attributable to an increase in the volume of wines produced and sold by Ravenswood. In the three months ended December 31, 2000, case sales increased to 134,245 cases from 119,966 cases in the three months ended December 31, 1999, while the average gross price per case decreased to $83.97 from $86.13 in these respective periods due to a change in the mix of products sold. Gross sales for Vintners Blend Series grew 16.1%, while County Series sales increased by 8.4% for the three months ending December 31, 2000, compared to the three months ended December 31, 1999. Vineyard Designate Series decreased by 16.0% for the period ended December 31, 2000 when compared to the second quarter of fiscal 2000 due to the smaller 1998 vintage which is available for sale during the 2001 fiscal year.

The percentages of gross sales attributable to the Vintners Blend Series, County Series and Vineyard Designate Series were 66.4%, 19.7% and 13.0%, respectively, for the three months ended December 31, 2000, as compared to 62.5%, 19.8% and 16.8%, respectively, in the three months ended December 31, 1999. Sales of Ravenswood branded merchandise accounted for approximately .9% of gross sales for the three months ended December 31, 2000 and December 31, 1999.

Cost of Goods Sold

Cost of goods sold increased to $4.9 million, or 46.0% of net sales, for the three months ended December 31, 2000, from $4.8 million, or 48.5% of net sales, for the three months ended December 31, 1999. The decrease in cost of goods sold as a percentage of net sales is primarily attributable to the improved margins realized in the Vintners Blend Series.

Gross Profit

Ravenswood's gross profit increased to $5.8 million for the three months ended December 31, 2000, from $5.1 million for the three months ended December 31,

1999, and increased as a percentage of net sales to 54.0% from 51.5% in these respective periods. The increase in aggregate gross profit is primarily attributable to increases in sales volume. The increase in gross profit as a percentage of net sales is primarily due to the improved margins realized in the Vintners Blend Series.

Operating Expenses

Operating expenses increased to $2.4 million for the three months ended December 31, 2000, from $2.0 million for the three months ended December 31, 1999, and increased as a percentage of net sales to 22.4% from 20.2% in these respective periods. The increase in the amount of operating expenses is attributable to several different factors. Increased sales volumes resulted in increased brokerage commissions as well as increases in Ravenswood's sales, administrative and warehouse staffs. Operating expenses, as a percentage of sales, have increased due primarily to additional personnel that were not hired until the third and fourth quarters of fiscal 2000 when the Quarry Facility and new warehouse became operational. Additionally, depreciation expense has increased significantly as portions of the Quarry Facility have been put into operation.

Other Expense, Net

Other expense remained stable at $160,207 and $160,396, or 1.5% and 1.6% of net sales, in the three months ended December 31, 2000, and 1999, respectively.

Provision for Income Taxes

The provision for income taxes reflects an estimated annualized effective tax rate of 39.3% for the three months ended December 31, 2000, and 39.6% for the corresponding period in fiscal 2000. The slight decrease is due to the effect of manufacturer's tax credit on the effective tax rate for the three months ended December 31, 2000.

Six  Months Ended December 31, 2000 and 1999

Sales

Net sales of Ravenswood's products increased to $19.6 million in the six months ended December 31, 2000, from $17.6 million in the six months ended December 31, 1999. This increase is primarily attributable to an increase in the volume of wines produced and sold by Ravenswood. In the six months ended December 31, 2000, case sales increased to 241,782 cases from 206,654 cases in the six months ended December 31, 1999, while the average price per case decreased to $85.85 from $89.59 in these respective periods. Gross sales for Vintners Blend Series grew 23.6%, while County Series sales increased by 16.2% for the six months ended December 31, 2000, compared to the six months ended December 31, 1999. Vineyard Designate Series decreased by 22.7% for the period ended December 31, 2000 when compared to the first six months of fiscal 2000 due to the smaller 1998 vintage.

The percentages of gross sales attributable to the Vintners Blend Series, County Series and Vineyard Designate Series were 63.0%, 21.3% and 14.6%, respectively, for the six months ended December 31, 2000, as compared to 57.1%, 20.5% and 21.2%, respectively, in the six months ended December 31, 1999. Sales of Ravenswood branded merchandise accounted for approximately 1.1% of gross sales for the six months ended December 31, 2000, and December 31, 1999.

Cost of Goods Sold

Cost of goods sold increased to $8.9 million, or 45.7% of net sales, for the six months ended December 31, 2000, from $8.3 million, or 47.0% of net sales, for the six months ended December 31, 1999. The decrease in cost of goods sold as a percentage of net sales is primarily attributable to the improved margins realized in Vintners Blend Series wines.

Gross Profit

Ravenswood's gross profit increased to $10.6 million for the six months ended December 31, 2000, from $9.3 million for the six months ended December 31, 1999, and increased as a percentage of net sales to 54.3% from 53.0% in these respective periods. The increase in aggregate gross profit is primarily attributable to increases in sales volumes of Ravenswood's product series. The increase in gross profit as a percentage of net sales is due primarily to improved margins realized in Vintners Blend Series wines.

Operating Expenses

Operating expenses increased to $4.6 million for the six months ended December 31, 2000, from $3.7 million for the six months ended December 31, 1999, and increased as a percentage of net sales to 23.6% from 21.2% in these respective periods. The increase in the amount of operating expenses is attributable to several different factors. Increased sales volumes resulted in increased brokerage commissions as well as increases in Ravenswood's sales, administrative and warehouse staffs. Operating expenses, as a percentage of sales, have increased due primarily to additional personnel that were not hired until the third and fourth quarters of fiscal 2000 when the Quarry Facility and new warehouse became operational. Additionally, depreciation expense has increased significantly as portions of the Quarry Facility have been put into operation.

Other Expense, Net

Other expense amounted to $273,302 and $198,368 or 1.4% and 1.1% of net sales, in the six months ended December 31, 2000, and 1999, respectively. The increase in other expense is due primarily to an increase in interest expense on funds borrowed to build the Quarry Facility and to purchase equipment installed there. Additionally, interest income generated from invested proceeds of the December, 1998 private placement and April, 1999 initial public offering which had previously offset interest expense has decreased as Ravenswood has used those funds to complete the Quarry Facility and as operating capital. A portion of the decrease in interest income has been offset by income generated through custom crush and custom bottling fees.

Provision for Income Taxes

The provision for income taxes reflects an estimated annualized effective tax rate of 39.7% for the six months ended December 31, 2000, and 39.3% for the corresponding period in fiscal 2000. The slight increase is due to the effect of manufacturer's tax credit on the effective tax rate for the six months ended December 31, 1999.

Selected Quarterly Results of Operations

The following table presents Ravenswood's results of operations for each of the six quarters prior to and including the quarter ended December 31, 2000. The quarterly information is unaudited, but management believes that the information regarding these quarters has been prepared on the same basis as the audited financial statements appearing in the Company's Form 10-KSB for the fiscal year ended June 30, 2000. In the opinion of management, all necessary adjustments which include only normal recurring adjustments have been included to present fairly the unaudited quarterly results when read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-QSB filing.

                                                                          Quarter Ended
                                                                          (In Thousands)
                                        ----------------------------------------------------------------------------------
                                        September 30,   December 31,   March 31,   June 30,   September 30,   December 31,
                                            1999           1999          2000        2000         2000           2000
                                            ----           ----          ----        ----         ----           ----
Statement of Income Data:
Gross Sales                                $8,289        $10,437        $8,692      $8,197       $9,607        $11,359
 Less Excise Taxes                            335            199           326         404          331            241
 Less Discounts, Allowance and Returns        262            315           239         309          378            408
                                           ------        -------        ------      ------       ------        -------
Net Sales                                   7,692          9,924         8,127       7,484        8,898         10,710
Cost of Goods Sold                          3,463          4,814         3,897       3,522        4,033          4,922
                                           ------        -------        ------      ------       ------        -------
Gross Profit                                4,229          5,110         4,230       3,961        4,865          5,788
Operating Expenses                          1,740          2,001         1,832       2,162        2,217          2,403
                                           ------        -------        ------      ------       ------        -------
Operating Income                            2,489          3,108         2,398       1,799        2,648          3,385
Other Expense, Net                             38            160           205         186          113            160
                                           ------        -------        ------      ------       ------        -------
Income Before Income Taxes                  2,451          2,947         2,192       1,613        2,535          3,224
Provision for Income Taxes                    953          1,168           875         370        1,020          1,266
                                           ------        -------        ------      ------       ------        -------
Net Income                                 $1,498        $ 1,780        $1,317      $1,243       $1,515        $ 1,958
                                           ======        =======        ======      ======       ======        =======

Ravenswood experiences seasonal and quarterly fluctuations in sales, operating expenses and net income. Because Ravenswood manages its business to achieve long-term strategic objectives, it may make decisions that it believes will enhance its long-term growth and profitability, even if these decisions adversely affect quarterly earnings. These decisions include: (a) when to release its wines for sale based on the winemaker's opinion on the maturity of the wine; (b) how to position its wines competitively; and (c) which grape and bulk wine sources to use to produce its wines. In addition, the release dates of Ravenswood's Vineyard Designate Series and County Series have resulted in fluctuations in Ravenswood's results on a quarter-to-quarter basis. Ravenswood's sales volume may also change depending upon its distributors' inventory levels. The results of operations for any quarter are not necessarily indicative of the results of any future period. The market price of Ravenswood's common stock may fluctuate significantly in response to these quarter-to-quarter variations.

FINANCIAL CONDITION

Assets

Ravenswood's total assets increased by 17.8% to $54.4 million at December 31, 2000, from $46.2 million at June 30, 2000. Accounts receivable increased 33.4% from $4.2 million at June 30, 2000 to $5.6 million at December 31, 2000. The increase in accounts receivable can be attributed to an increase in sales for the quarter ended December 31, 2000 as compared to sales for the quarter ended June 30, 2000, especially during the month of December. Ravenswood's inventory increased by 31.9% or $6.5 million from $20.5 million at June 30, 2000 to $27.1 million on December 31, 2000. The increase in inventory is primarily due to the receipt of grapes for the 2000 harvest. Property, plant and equipment, net of depreciation, decreased $134,903 from $14.8 million at June 30, 2000 to $14.7 million at December 31, 2000.

Liabilities

Ravenswood's total liabilities increased 29.3% to $20.5 million at December 31, 2000, from $15.9 million at June 30, 2000. The increase was primarily due to purchases of grapes received for the 2000 harvest and reflected in accounts payable. At December 31, 2000,

Ravenswood's long-term liabilities outstanding were $11.0 million and $2.0 million were available under the terms of Ravenswood's lines of credit.

Liquidity and Capital Resources

Ravenswood has funded its capital requirements primarily with cash flows from operations, a mix of short-term and long-term borrowings, and the sale of its securities, most recently with its initial public offering in April, 1999. Cash and cash equivalents totaled $6.3 million at December 31, 2000, as compared to $5.8 million at June 30, 2000. The increase in cash and cash equivalents is primarily due to cash generated from operations and receipt of the last installment of Ravenswood's construction loan from Pacific Coast Farm Credit.

Net cash provided by operations was $76,257 for the three months ended December 31, 2000 as compared to $1.1 million used for operations for the three months ended December 31, 1999. The principal uses of cash from operations for the three months ended December 31, 2000 were the acquisition of inventory, especially grapes received through the harvest, payment of income taxes and payment of accounts payable. The principal source of cash for the three months ended December 31, 2000 was net income. Net cash provided by operations was $1.1 million for the six months ended December 31, 2000, as compared to $727,389 used by operations for the six months ended December 31, 1999. The principal uses of cash from operations for the six months ended December 31, 2000 were the acquisition of additional inventory, especially grapes received through the harvest, and funding accounts receivable. Principal sources of cash during this same period were net income and accounts payable.

Net cash used for investing activities totaled $60,252 for the three months ended December 31, 2000 as compared to $2.4 million for the three months ended December 31, 1999. The principal use of cash for investing activities for the three months ended December 31, 2000 was primarily purchases of plant equipment. Net cash used for investing activities totaled $170,952 for the six months ended December 31, 2000, as compared to $4.5 million for the six months ended December 31, 1999. The principal use of cash for the six months ended December 31, 2000 was primarily for purchases of plant equipment. During fiscal 2000, Ravenswood was in the process of building and equipping its Quarry Facility and therefore cash used for investing activities was much larger than for the same period during fiscal 2001. Ravenswood expects that net cash used for investing activities will increase in the future due to the expansion of its barrel storage capacity at the Quarry Facility.

Net cash used by financing activities was $154,275 for the three months ended December 31, 2000, as compared to $2.1 million provided by financing activities for the three months ended December 31, 1999. The principal use of cash for the three months ended December 31, 2000 was repayment of long-term debt while the principal source of cash for the three months ended December 31, 1999 was financing from Pacific Coast Farm Credit Association to fund construction of the Quarry Facility. Net cash used by financing activities was $351,227 for the six months ended December 31, 2000, as compared to $1.4 million provided by financing activities for the six months ended December 31, 1999. The principal use of cash for the six months ended December 31, 2000 was repayment of long-term debt while the principal source of cash for the six months ended December 31, 1999 was financing provided by Pacific Coast Farm Credit Association to construct the Quarry Facility

Ravenswood's grape purchases normally occur in the second fiscal quarter, when the fruit is harvested. For the 2000 harvest, over half of the grapes was received in August and September, or the first fiscal quarter, while the remainder was received in October and November, or the second fiscal quarter. Most grape purchase contracts specify the timing of payment for these purchases. The actual payment dates vary depending upon the terms of the individual contract. Based upon its grape purchase contracts for the 2000 harvest, these payments have been or will be made in the following manner: 37%, 30% and 19% in the second, third and fourth quarters of fiscal 2001, respectively, and the remaining 14% in the first quarter of fiscal 2002. As a result of harvest costs and the timing of grape and bulk wine purchase payments, Ravenswood's inventory and related cash requirements generally peak during the second or third fiscal quarters. Cash requirements also fluctuate depending upon the level and timing of capital spending and tax payments.

Ravenswood leases barrels and other equipment used in the production of its wines. Ravenswood estimates that aggregate lease payments for barrels and other equipment will be approximately $625,000 for the 2001 fiscal year. Ravenswood anticipates that it will enter into additional leasing arrangements as it increases its production.

The holders of $815,000 in convertible debentures issued in 1994 converted to 285,250 shares of Ravenswood common stock in December 1999. If the debentures had not converted, Ravenswood would have been able to redeem them at face value at any time during the period beginning on January 1, 2000 and ending December 31, 2004.

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

Ravenswood has a line of credit with Pacific Coast Farm Credit Association, under which Ravenswood may borrow up to a total of $2 million. As of December 31, 2000, Ravenswood had nothing outstanding under this line of credit.

On April 26, 1999 Ravenswood obtained a $4.6 million construction loan from Pacific Coast Farm Credit Association for the purpose of financing the construction of the Quarry Facility. The loan is secured by the Quarry Facility and its lease. The Quarry Facility was completed in fiscal 2000 at a total cost of approximately $9.7 million. The remaining costs of approximately $5.1 million were funded from the December, 1998, private equity offering and proceeds from Ravenswood's initial public offering in April, 1999. Equipment worth approximately $3.3 million was funded through capital leases.

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

A reduction in the supply of grapes and bulk wine available to us from the independent grape growers and bulk wine suppliers on whom we rely could reduce our annual production of wine

We rely on annual contracts, many of which are not in writing, with over 80 independent growers to purchase substantially all of the grapes used in our wine production. We cannot provide assurance that we will be able to contract for the purchase of grapes at acceptable prices from these or other suppliers in the future. The terms of many of our purchase agreements also constrain our ability to discontinue purchasing grapes in circumstances where we might want to do so. Those agreements typically provide that, while either party may terminate the agreement at any time, both parties must continue to abide by its terms for three years following termination.

We are dependent on bulk wine suppliers for the production of several of our wines, particularly our Vintners Blend Series. We have a few contracts with bulk wine suppliers, however, these agreements would not protect us from fluctuations in the price or availability of bulk wine because of the amount of wine required for these products. The availability and price of bulk wine significantly affect the quality and production levels of our products that contain bulk wine. The price, quality and available quantity of bulk wine have fluctuated in the past. It is possible that we will not be able to purchase bulk wine of acceptable quality at acceptable prices and quantities in the future, which could increase the cost or reduce the amount of wine we produce for sale. This could cause reductions in our sales and profits.

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

For example, due to the effects of El Nino, the grape supply available to us for the 1998 harvest was lower than for the 1997 harvest, which we believe was an unusually large harvest. Therefore, the inventory of our 1998 vintage was less than that of our 1997 vintage. As a result, the growth of our sales may be limited in fiscal year 2001, when a portion of our 1998 vintage will be available for sale.

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

Because some states have laws that prohibit distributor changes, our sales may be reduced if we cannot replace an under-performing distributor.

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

A failure to complete the expansion of our facilities as planned could limit our production of wine and harm our business

We recently completed Phase I of our production facility, the Quarry Facility, and are currently utilizing it to full capacity. We are currently planning to expand the Quarry Facility, in order to increase our production capacity. Our failure to complete the expansion of the Quarry Facility, or otherwise expand our production capabilities, would limit our production capacity, would require greater use of third-party production facilities and could reduce our sales and/or profits. We expect to utilize the entire Quarry Facility fully upon the completion of the contemplated expansion. As a result, any further expansion of our production capacity may require us to use third-party production facilities to continue to expand our own production capacity. Our failure to expand our production capacity, or to secure capacity from third-parties, either at acceptable prices or at all, could limit our production and reduce our sales and/or profits.

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

Because our directors and officers have significant control over Ravenswood, other investors do not have as much influence on corporate decisions as they would if control were less concentrated

Assuming all convertible debentures held by our directors and executive officers and their respective affiliates will be converted, and all options exercisable within 60 days of the date hereof held by our directors and executive officers, will be exercised, our directors and executive officers and their respective affiliates would beneficially own 2,243,976 shares of common stock, or approximately 44.8% of our outstanding common stock and common stock equivalents. As a result, our directors and executive officers and their respective affiliates have significant influence in the election of directors and the approval of corporate actions that must be submitted for a vote of shareholders. The interests of these persons may conflict with the interests of other shareholders, and the actions they take or approve may be contrary to those desired by the other shareholders. This concentration of ownership may also have the effect of delaying, preventing or deterring an acquisition of Ravenswood by a third party.

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

(IN THOUSANDS)

Effective Date of the Company's
 Registration Statement:                              April 8, 1999
Commission File Number                                333-71729
Date Offering Commenced:                              April 9, 1999
Date Offering Completed:                              Upon the sale of all the
                                                       shares registered
Names of Managing Underwriters:                       W. R. Hambrecht & Co., LLP
Class of Securities Registered:                       Common Stock
Shares Registered and Sold:                           1,000*
Sold by Company:                                      1,000*
Sold by Shareholders:                                 0
Aggregate Price of Offering Amount Registered
 and Sold:                                            $10,500
Gross Proceeds to Company:                            $10,500
Gross Proceeds to Selling Shareholders                0
Underwriter's Discounts and Commission Charged to
 the Company:                                         $420
Other issuance costs:                                 $546
Net offering proceeds to the Company:                 $9,534
Approximate use of net offering proceeds through
 December 31, 2000:
  Working capital                                     $2,297
  Retirement of debt                                  $1,000
  Expansion of production facilities                  $3,350

-----------
* In connection with the initial public offering, Ravenswood granted the underwriters an over-allotment option to purchase 150,000 additional shares of Ravenswood's common stock at the original initial public offering price. The option was not exercised.

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were submitted to the shareholders at Ravenswood's Annual Meeting of Shareholders held on November 7, 2000. Each of these matters was approved by a majority of the shares present at the meeting.

(1)  The uncontested reelection of each member of the Board of Directors:

     Name                       Shares Voted For          Shares Withheld

     W. Reed Foster             4,571,925                 5,110
     Joel E. Peterson           4,571,925                 5,110
     Callie S. Konno            4,571,915                 5,120
     Justin M. Faggioli         4,571,534                 5,501
     James F. Wisner            4,571,825                 5,210
     Robert E. McGill, III      4,571,725                 5,310
     John D. Nichols            4,571,635                 5,400

(2)  Amendment to the 1999 Equity Incentive Plan

     Shares voted for:          2,965,233
     Shares voted against:      59,337
     Abstain:                   945
     Broker Non-Vote            1,833,414

(3)  Ratification of the appointment of Ravenswood's Independent Auditors

     Shares voted for:          4,535,784
     Shares voted against:      1,876
     Abstentions:               39,375
     Broker Non-votes:          281,894

Item 6. Exhibits and Reports on Form 8-K

(b)      Reports on Form 8-K.

         None.

                             RAVENSWOOD WINERY, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: February 12, 2001         Ravenswood Winery, Inc.


                                 /s/ Callie S. Konno
                                 -----------------------------------
                                 Callie S. Konno
                                 Chief Financial Officer

Dated: February 12, 2001

                                 /s/ W. Reed Foster
                                 -----------------------------------
                                 W. Reed Foster
                                 Chairman of the Board and Chief
                                 Executive Officer