Form 10QSB
period 2001-03-31
RAVENSWOOD WINERY INC
filed 2001-05-14
CIK 937015

================================================================================

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2001

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

                                 Yes [X] No [ ]

The number of shares outstanding of the Issuer's Common Stock on May 7, 2001 was 4,876,067.

Transitional Small Business Disclosure Format: Yes [ ] No [X]


================================================================================

                                                  RAVENSWOOD WINERY, INC.

                                                PART I. FINANCIAL INFORMATION

                                                                                                              Page
                                                                                                              ----
ITEM 1.       FINANCIAL STATEMENT

    Balance Sheets as of March 31, 2001 and June 30, 2000.                                                    3

    Statements of Income for the three months and nine months ended March 31,
     2001 and 2000.                                                                                           4

    Statements of Cash Flows for the three months and nine months ended March
     31, 2001 and 2000.                                                                                       5

    Notes to Financial Statements.                                                                            6

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                                                             8

ITEM 3.       FACTORS THAT MAY AFFECT FUTURE RESULTS                                                         16

                                                PART II. OTHER INFORMATION

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS                                                      21

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                                               21




                                          RAVENSWOOD WINERY, INC.
                                       PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                                          RAVENSWOOD WINERY, INC.
                                               BALANCE SHEET

                                                                             March 31,          June 30,
                                                                               2001               2000
                                                                          ----------------   ----------------
                                 ASSETS                                     (unaudited)
Current assets:
 Cash and cash equivalents                                                    $ 6,074,776        $ 5,769,373
 Accounts receivable, less allowance of $10,000                                 5,392,293          4,166,816
 Inventories                                                                   26,640,342         20,521,284
 Prepaid expenses                                                                 411,511            377,631
                                                                          ----------------   ----------------
     Total current assets                                                      38,518,922         30,835,104
 Property, plant and equipment, net                                            14,382,850         14,787,553
 Note receivable from shareholder                                                 310,000            310,000
 Deferred tax assets                                                              273,000            180,000
 Other assets                                                                      72,802             60,433
                                                                          ----------------   ----------------
                                                                              $53,557,574        $46,173,090
                                                                          ================   ================

                  LIABILITIES AND SHAREHOLDER' EQUITY

Current liabilities:
 Current portion of long-term debt                                            $    73,118        $    83,597
 Current portion of capital lease obligations                                     723,177            617,979
 Short-term borrowings                                                                  -            500,000
 Accounts payable                                                               4,834,431          3,217,036
 Accrued commissions                                                              624,498            514,379
 Accrued liabilities                                                              899,775            390,010
                                                                          ----------------   ----------------
     Total current liabilities                                                  7,154,999          5,323,001

Long-term liabilities:
 Long-term debt, net                                                            6,850,869          6,453,407
 Capital lease obligations, net                                                 2,282,857          2,392,497
 Convertible debentures                                                         1,562,500          1,687,500
 Deferred tax liability                                                           124,000                  -
                                                                          ----------------   ----------------
     Total liabilities                                                         17,975,225         15,856,405
                                                                          ----------------   ----------------

Shareholders' equity:
 Preferred stock, no par value; 1 million shares authorized, none issued                -                  -
 Common stock, no par value; 20 million shares authorized,
  4,876,067 and 4,856,779 issued and outstanding                               15,262,226         15,054,373
 Retained earnings                                                             20,215,120         15,176,560
 Unrealized gain on available-for-sale securities                                 105,003             85,752
                                                                          ----------------   ----------------
     Total shareholders' equity                                                35,582,349         30,316,685
                                                                          ----------------   ----------------
                                                                              $53,557,574        $46,173,090
                                                                          ================   ================


                             See accompanying notes to financial statements.



                                             RAVENSWOOD WINERY, INC.
                                              STATEMENT OF INCOME
                                                  (UNAUDITED)


                                         Three months ended March 31,               Nine months ended March 31,
                                     -------------------------------------      ------------------------------------
                                           2001                2000                   2001               2000
                                     ------------------  -----------------      -----------------  -----------------


Gross Sales                                $ 9,720,088        $ 8,692,139           $ 30,686,303        $27,418,528
  Less excise taxes                           (201,757)          (325,967)              (774,033)          (859,657)
  Less discounts, allowances
   and returns                                (289,115)          (239,319)            (1,075,551)          (816,243)
                                     ------------------  -----------------      -----------------  -----------------

Net sales                                    9,229,216          8,126,853             28,836,719         25,742,628

Cost of goods sold                           4,233,459          3,897,343             13,187,659         12,174,519
                                     ------------------  -----------------      -----------------  -----------------

Gross profit                                 4,995,757          4,229,510             15,649,060         13,568,109

Operating expenses                           2,212,408          1,831,691              6,833,304          5,573,023
                                     ------------------  -----------------      -----------------  -----------------

Operating income                             2,783,349          2,397,819              8,815,756          7,995,086

Interest expense                              (253,267)          (237,883)              (755,626)          (594,327)
Other income (expenses)                         (4,628)            32,514                224,430            190,590
                                     ------------------  -----------------      -----------------  -----------------
                                              (257,895)          (205,369)              (531,196)          (403,737)

Income before income taxes                   2,525,454          2,192,450              8,284,560          7,591,349

Provision for income taxes                     960,000            875,000              3,246,000          2,996,130
                                     ------------------  -----------------      -----------------  -----------------

Net income                                 $ 1,565,454        $ 1,317,450            $ 5,038,560        $ 4,595,219
                                     ==================  =================      =================  =================


Earnings per share:
  Basic                                    $      0.32        $      0.27            $      1.04        $      0.99
                                     ==================  =================      =================  =================
  Diluted                                  $      0.31        $      0.27            $      1.00        $      0.94
                                     ==================  =================      =================  =================


Weighted average number of
  common shares outstanding:
    Basic                                    4,870,896          4,855,053              4,866,206          4,664,947
                                     ==================  =================      =================  =================
    Diluted                                  5,105,914          5,008,985              5,100,828          5,007,370
                                     ==================  =================      =================  =================


                                    See accompanying notes to financial statements.



                                                       RAVENSWOOD WINERY, INC.
                                                       STATEMENT OF CASH FLOWS
                                                             (UNAUDITED)

                                                       Three months ended March 31,          Nine months ended March 31,
                                                     ---------------------------------      ------------------------------
                                                           2001             2000                2001            2000
                                                     ----------------- ---------------      --------------  --------------
Operations:
Net income                                                $ 1,565,454     $ 1,317,450         $ 5,038,560     $ 4,595,219
Items not requiring the current
 use of cash:
  Depreciation and amortization                               428,940         268,649           1,221,306         727,480
  Unrealized gain (loss) on available for sale securities      15,600          33,694              19,251          76,910
  Deferred income taxes                                       (84,000)              -              31,000           7,800
Changes in other operating items:
  Accounts receivable                                         166,202         108,649          (1,225,477)     (2,271,970)
  Inventories                                                 422,840         716,304          (6,119,058)     (4,662,033)
  Prepaid expenses                                            (67,576)        (34,052)            (33,879)       (240,251)
  Other assets                                                 (3,805)         (4,107)            (12,369)        (15,995)
  Accounts payable                                         (2,521,119)     (1,883,809)          1,617,395       1,089,384
  Accrued liabilities                                         205,154          99,962             509,765         307,205
  Accrued commissions                                         (62,046)        (70,788)            110,119         210,807
                                                     ----------------- ---------------      --------------  --------------
        Cash provided by (used for) operations                 65,644         551,952           1,156,613        (175,444)
                                                     ----------------- ---------------      --------------  --------------

Investing:
 Additions to plant & equipment                              (159,140)     (1,127,413)           (330,092)     (5,611,873)
                                                     ----------------- ---------------      --------------  --------------
        Cash used for investing activities                   (159,140)     (1,127,413)           (330,092)     (5,611,873)
                                                     ----------------- ---------------      --------------  --------------

Financing:
 Short-term borrowings, net                                         -               -            (500,000)       (700,000)
 Proceeds from long-term debt                                       -               -             455,000       2,252,036
 Proceeds from issuance of stock                               43,574               -              82,852               -
 Proceeds from sale of securities                                   -               -                   -          12,947
 Repayments of long-term debt                                (213,465)       (118,251)           (558,970)       (276,586)
                                                     ----------------- ---------------      --------------  --------------
Cash provided by (used for) financing activities             (169,891)       (118,251)           (521,118)      1,288,397
                                                     ----------------- ---------------      --------------  --------------

Change in cash & cash equivalents                            (263,387)       (693,712)            305,403      (4,498,920)

Balance at beginning of period                              6,338,163       7,585,695           5,769,373      11,390,903
                                                     ----------------- ---------------      --------------  --------------

Balance at end of period                                  $ 6,074,776     $ 6,891,983         $ 6,074,776     $ 6,891,983
                                                     ================= ===============      ==============  ==============


Cash paid during the period for:
 Interest                                                 $   261,128     $   274,229         $   736,473     $   612,687
                                                     ================= ===============      ==============  ==============
 Taxes                                                    $ 1,160,000     $   740,000         $ 3,180,000     $ 2,995,000
                                                     ================= ===============      ==============  ==============

Noncash investing and financing:

 Plant and equipment purchased with
  long-term liabilities                                   $         -     $   185,759         $   486,511     $   805,353
                                                     ================= ===============      ==============  ==============

 Conversion of convertible debentures
  to common stock                                         $    62,500     $         -         $   125,000     $   815,000
                                                     ================= ===============      ==============  ==============

                                           See accompanying notes to financial statements.

                                       5

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

The results of operations for the three-month and nine-month periods ended March 31, 2001 are not necessarily indicative of the operating results expected for the entire fiscal year. The financial statements included herein should be read in conjunction with other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Form 10-KSB for the fiscal year ended June 30, 2000.

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

During the nine month period ended March 31, 2001, 6,450 shares of common stock were purchased under Ravenswood's 1999 Equity Incentive Plan; 1,586 shares of common stock were issued under the Company's Employee Stock Purchase Plan and debentures with a face value of $125,000 were converted into 11,251 shares of the Company's common stock.

NOTE 4 - Inventories:

Inventories are summarized as follows:       March 31,            June 30,
                                                2001                2000
                                            ------------        ------------
                                           (Unaudited)

Bulk wine                                   $ 21,500,213        $ 15,262,865
Bottled wine                                   4,487,664           4,716,701
Crop costs                                        82,807             137,051
Supplies                                         415,195             233,943
Tasting room merchandise                         154,463             170,724
                                            ------------        ------------
                                            $ 26,640,342        $ 20,521,284
                                            ============        ============

NOTE 5 - Property, plant and equipment:

Property, plant and equipment are summarized as follows:

                                             March 31,             June 30,
                                                2001                 2000
                                            -----------          -----------
                                            (Unaudited)

Land                                        $   245,135          $   245,135
Vineyards                                       345,473              345,473
Buildings and improvements                    1,647,634            1,647,637
Leasehold improvements                        9,844,563            9,832,748
Machinery and equipment                       1,211,580            1,080,251
Equipment held under capital leases           4,605,465            4,118,953
Office equipment                                336,768              298,837
Construction in progress                        145,435                    -
                                            -----------          -----------
                                             18,382,053           17,569,034
Less accumulated depreciation                 3,999,203            2,781,481
                                            -----------          -----------
                                            $14,382,850          $14,787,553
                                            ===========          ===========

NOTE 6 - Comprehensive income:

Comprehensive income includes unrealized gain (loss) on available-for-sale securities. The following is a reconciliation of net income and comprehensive income (unaudited):

                                                       Three months ended                     Nine months ended
                                                             March 31,                             March 31,
                                                       2001              2000                2001              2000
                                                    ----------        ----------          ----------        ----------

Net income                                          $1,565,454        $1,317,450          $5,038,560        $4,595,219
Change in unrealized gain (loss) on
  available-for-sale securities                         15,600             5,649              19,251            43,216
                                                    ----------        ----------          ----------        ----------
Comprehensive income                                $1,581,054        $1,323,099          $5,057,811        $4,638,435
                                                    ==========        ==========          ==========        ==========

NOTE 7 - Subsequent events:

On April 10, 2001, Ravenswood entered into an Agreement and Plan of Merger with Constellation Brands, Inc., pursuant to which Ravenswood would be merged with a wholly-owned indirect subsidiary of Constellation Brands, Inc.

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

Results of Operations

The following table sets forth items from Ravenswood's statement of income, expressed as a percentage of net sales, for the periods indicated:

                                                       Three Months Ended                  Nine Months Ended
                                                            March 31,                          March 31,
                                                            ---------                          ---------
Statement of Income Data:                             2000             2001              2000             2001
                                                      ----             ----              ----             ----
Net Sales                                            100.0%           100.0%            100.0%           100.0%
Cost of Goods Sold                                    48.0             45.9              47.3             45.7
                                                     -----            -----             -----            -----
Gross Profit                                          52.0             54.1              52.7             54.3
Operating Expenses                                    22.5             23.9              21.6             23.7
                                                     -----            -----             -----            -----
Operating Income                                      29.5             30.2              31.1             30.6
Other Expense, net                                     2.5              2.8               1.6              1.8
                                                     -----            -----             -----            -----
Income Before Income Taxes                            27.0             27.4              29.5             28.8
Provision for Income Taxes                            10.8             10.4              11.6             11.3
                                                     -----            -----             -----            -----
Net Income                                            16.2%            17.0%             17.9%            17.5%
                                                     =====            =====             =====            =====

Three Months Ended March 31, 2001 and 2000

Sales

Net sales of Ravenswood's products increased to $9.2 million in the three months ended March 31, 2001, from $8.1 million in the three months ended March 31, 2000. This increase is primarily attributable to an increase in the volume of wines produced and sold by Ravenswood. In the three months ended March 31, 2001, case sales increased to 120,306 cases from 106,249 cases in the three months ended March 31, 2000, while the average gross price per case decreased to $80.37 from $81.28 in these respective periods due to a change in the mix of products sold and a shift in the channel of distribution with California sales remaining constant and out-of-state sales increasing by over 18%. Because Ravenswood sells their wines directly to retail outlets and restaurants in California, the average price per case is higher than wine sold to out-of-state distributors. Gross sales for Vintners Blend Series grew 14.9%, while County Series sales decreased by 2.7% for the three months ending March 31, 2001, compared to the three months ended March 31, 2000. Vineyard Designate Series increased by 30.7% for the period ended March 31, 2001 when compared to the third quarter of fiscal 2000 due to the availability of vineyard designate wines for the three months ending March 31, 2001.

The percentages of gross sales attributable to the Vintners Blend Series, County Series and Vineyard Designate Series were 69.9%, 20.4% and 9.2%, respectively, for the three months ended March 31, 2001, as compared to 68.1%, 23.4% and 7.9%, respectively, in the three months ended March 31, 2000. Sales of Ravenswood branded merchandise accounted for approximately .5% and .6% of gross sales, respectively, for the three months ended March 31, 2001 and March 31, 2000.

Cost of Goods Sold

Cost of goods sold increased to $4.2 million, or 45.9% of net sales, for the three months ended March 31, 2001, from $3.9 million, or 48.0% of net sales, for the three months ended March 31, 2000. The decrease in cost of goods sold as a percentage of net sales is primarily attributable to the improved margins realized in the Vintners Blend Series.

Gross Profit

Ravenswood's gross profit increased to $5.0 million for the three months ended March 31, 2001, from $4.2 million for the three months ended March 31, 2000, and increased as a percentage of net sales to 54.1% from 52.0% in these respective periods. The increase in aggregate gross profit is primarily attributable to increases in sales volume. The increase in gross profit as a percentage of net sales is primarily due to the improved margins realized in the Vintners Blend Series and the timing of the payment of excise taxes.

Operating Expenses

Operating expenses increased to $2.2 million for the three months ended March 31, 2001, from $1.8 million for the three months ended March 31, 2000, and increased as a percentage of net sales to 24.0% from 22.5% in these respective periods. The increase in the amount of operating expenses is attributable to several different factors. Increased sales volumes resulted in increased brokerage commissions as well as increases in Ravenswood's sales, administrative and warehouse staffs. Operating expenses, as a percentage of sales, have increased due primarily to significant increases in personnel and brokerage commissions.

Other Expense, Net

Other expense amounted to $257,895 and $205,369, or 2.8% and 2.5% of net sales, in the three months ended March 31, 2001, and 2000, respectively. Other expense for the three months ended March 31, 2001, includes accrued legal and accounting expenses related to the proposed acquisition of Ravenswood by Constellation Brands, Inc. This transaction is described in more detail in this 10-QSB on page 16 under "Subsequent Event." These expenses are one-time, non-recurring charges that Ravenswood does not expect to incur subsequent to the proposed acquisition.

Provision for Income Taxes

The provision for income taxes reflects an estimated annualized effective tax rate of 38.0% for the three months ended March 31, 2001, and 39.9% for the corresponding period in fiscal 2000. The decrease is due to the effect of manufacturer's tax credit on the effective tax rate for the three months ended March 31, 2001.

Nine Months Ended March 31, 2001 and 2000

Sales

Net sales of Ravenswood's products increased to $28.8 million in the nine months ended March 31, 2001, from $25.7 million in the nine months ended March 31, 2000. This increase is primarily attributable to an increase in the volume of wines produced and sold by Ravenswood. In the nine months ended March 31, 2001, case sales increased to 362,089 cases from 312,902 cases in the nine months ended March 31, 2000, while the average price per case decreased to $84.03 from $86.77 in these respective periods. Gross sales for Vintners Blend Series grew 21.0%, while County Series sales increased by 9.5% for the nine months ended March 31, 2001, compared to the nine months ended March 31, 2000. Vineyard Designate Series decreased by 14.7% for the period ended March 31, 2001 when compared to the first nine months of fiscal 2000 due to the smaller 1998 vintage.

The percentages of gross sales attributable to the Vintners Blend Series, County Series and Vineyard Designate Series were 65.2%, 21.0% and 12.9%, respectively, for the nine months ended March 31, 2001, as compared to 60.6%, 21.4% and 17.0%, respectively, in the nine months ended March 31, 2000. Sales of Ravenswood branded merchandise accounted for approximately .9% and 1.0% of gross sales, respectively, for the nine months ended March 31, 2001, and March 31, 2000.

Cost of Goods Sold

Cost of goods sold increased to $13.2 million, or 45.7% of net sales, for the nine months ended March 31, 2001, from $12.2 million, or 47.3% of net sales, for the nine months ended March 31, 2000. The decrease in cost of goods sold as a percentage of net sales is primarily attributable to the improved margins realized in Vintners Blend Series wines.

Gross Profit

Ravenswood's gross profit increased to $15.7 million for the nine months ended March 31, 2001, from $13.6 million for the nine months ended March 31, 2000, and increased as a percentage of net sales to 54.3% from 52.7% in these respective periods. The increase in aggregate gross profit is primarily attributable to increases in sales volumes of Ravenswood's product series. The increase in gross profit as a percentage of net sales is due primarily to improved margins realized in Vintners Blend Series wines.

Operating Expenses

Operating expenses increased to $6.8 million for the nine months ended March 31, 2001, from $5.6 million for the nine months ended March 31, 2000, and increased as a percentage of net sales to 23.7% from 21.6% in these respective periods. The increase in the amount of operating expenses is attributable to several different factors. Increased sales volumes resulted in increased brokerage commissions as well as increases in Ravenswood's sales, administrative and warehouse staffs. Operating expenses, as a percentage of sales, have increased due primarily to significant increases in personnel and brokerage commissions.

Other Expense, Net

Other expense amounted to $531,196 and $403,737 or 1.8% and 1.6% of net sales, in the nine months ended March 31, 2001, and 2000, respectively. The increase in other expense is due primarily to an increase in interest expense on funds borrowed to build the Quarry Facility and to purchase equipment installed there. Additionally, interest income generated from invested proceeds of the December, 1998 private placement and April, 1999 initial public offering which had previously offset interest expense has decreased as Ravenswood has used those funds to complete the Quarry Facility and as operating capital. Additionally, for the nine months ended March 31, 2001, other expenses includes accrued legal and accounting expenses related to the proposed acquisition of Ravenswood Winery by Constellation Brands, Inc. This transaction is described in more detail in this 10-QSB on page 16 under "Subsequent Event." These expenses are one-time, non-recurring charges that Ravenswood does not expect to incur subsequent to the proposed acquisition.

Provision for Income Taxes

The provision for income taxes reflects an estimated annualized effective tax rate of 39.2% for the nine months ended March 31, 2001, and 39.5% for the corresponding period in fiscal 2000. The slight decrease is due to the effect of manufacturer's tax credit on the effective tax rate for the nine months ended March 31, 2001.


Selected Quarterly Results of Operations

The following table presents Ravenswood's results of operations for each of the six quarters prior to and including the quarter ended March 31, 2001. The quarterly information is unaudited, but management believes that the information regarding these quarters has been prepared on the same basis as the audited financial statements appearing in the Company's Form 10-KSB for the fiscal year ended June 30, 2000. In the opinion of management, all necessary adjustments which include only normal recurring adjustments have been included to present fairly the unaudited quarterly results when read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-QSB filing.


                                                                               Quarter Ended
                                                                              (In Thousands)
                                                 -----------------------------------------------------------------------------------
                                                 December 31,   March 31,       June 30,     September 30,  December 31,   March 31,
                                                    1999          2000           2000            2000           2000          2001
                                                  -------        -------        -------        -------        -------        -------
Statement of Income Data:
Gross Sales                                       $10,437        $ 8,692        $ 8,197        $ 9,607        $11,359        $ 9,720
Less Excise Taxes                                     199            326            404            331            241            202
Less Discounts, Allowances
    And Returns                                       315            239            309            378            408            289
                                                  -------        -------        -------        -------        -------        -------
Net Sales                                           9,924          8,127          7,484          8,898         10,710          9,229
Cost of Goods Sold                                  4,814          3,897          3,522          4,033          4,922          4,234
                                                  -------        -------        -------        -------        -------        -------
Gross Profit                                        5,110          4,230          3,961          4,865          5,788          4,995
Operating Expenses                                  2,001          1,832          2,162          2,217          2,403          2,212
                                                  -------        -------        -------        -------        -------        -------
Operating Income                                    3,108          2,398          1,799          2,648          3,385          2,783
Other Expense, Net                                    160            205            186            113            160            258
                                                  -------        -------        -------        -------        -------        -------
Income Before Income Taxes                          2,947          2,192          1,613          2,535          3,224          2,525
Provision for Income Taxes                          1,168            875            370          1,020          1,266            960
                                                  -------        -------        -------        -------        -------        -------
Net Income                                        $ 1,780        $ 1,317        $ 1,243        $ 1,515        $ 1,958        $ 1,565
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

FINANCIAL CONDITION

Assets

Ravenswood's total assets increased by 16.0% to $53.6 million at March 31, 2001, from $46.2 million at June 30, 2000. Accounts receivable increased 29.4% from $4.2 million at June 30, 2000 to $5.4 million at March 31, 2001. The increase in accounts receivable can be attributed to an increase in sales for the quarter ended March 31, 2001 as compared to sales for the quarter ended June 30, 2000. Ravenswood's inventory increased by 29.8% or $6.1 million from $20.5 million at June 30, 2000 to $26.6 million on March 31, 2001. The increase in inventory is primarily due to the receipt of grapes for the 2000 harvest. Property, plant and equipment, net of depreciation, decreased $404,703 from $14.8 million at June 30, 2000 to $14.4 million at March 31, 2001. This results from depreciation of approximately $1.2 million, offset by additions of approximately $812,000.

Liabilities

Ravenswood's total liabilities increased 13.4% to $18.0 million at March 31, 2001, from $15.9 million at June 30, 2000. The increase was primarily due to purchases of grapes received for the 2000 harvest and is reflected in accounts payable. Additionally, accrued liabilities at March 31, 2001, include employee bonuses that will be paid by June 30, 2001 while accrued liabilities at June 30, 2000 do not include any employee bonuses. At March 31, 2001, Ravenswood's long-term liabilities outstanding were $10.8 million and $2.0 million were available under the terms of Ravenswood's lines of credit.

Liquidity and Capital Resources

Ravenswood has funded its capital requirements primarily with cash flows from operations, a mix of short-term and long-term borrowings, and the sale of its securities, most recently with its initial public offering in April, 1999. Cash and cash equivalents totaled $6.1 million at March 31, 2001, as compared to $5.8 million at June 30, 2000. The increase in cash and cash equivalents is primarily due to cash generated from operations and receipt of the last installment of Ravenswood's construction loan from Pacific Coast Farm Credit.

Net cash provided by operations was $65,644 for the three months ended March 31, 2001 as compared to $551,952 provided by operations for the three months ended March 31, 2000. The principal use of cash from operations for the three months ended March 31, 2001 was the payment of accounts payable. The principal source of cash for the three months ended March 31, 2001 was net income. Net cash provided by operations was $1.2 million for the nine months ended March 31, 2001, as compared to $175,444 used by operations for the nine months ended March 31, 2000. The principal uses of cash from operations for the nine months ended March 31, 2001 were the acquisition of additional inventory, especially grapes received through the harvest, and funding accounts receivable. Principal sources of cash during this same period were net income and accounts payable.

Net cash used for investing activities totaled $159,140 for the three months ended March 31, 2001 as compared to $1.1 million for the three months ended March 31, 2000. The principal use of cash for investing activities for the three months ended March 31, 2001 was primarily purchases of plant equipment. Net cash used for investing activities totaled $330,092 for the nine months ended March 31, 2001, as compared to $5.6 million for the nine months ended March 31, 2000. The principal use of cash for the nine months ended March 31, 2001 was primarily for purchases of plant equipment. During fiscal 2000, Ravenswood was in the process of building and equipping its Quarry Facility and therefore cash used for investing activities was much larger than for the same period during fiscal 2001. Ravenswood expects that net cash used for investing activities will increase in the future due to the expansion of its barrel storage capacity at the Quarry Facility.

Net cash used by financing activities was $169,891 for the three months ended March 31, 2001, as compared to $118,251 used by financing activities for the three months ended March 31, 2000. The principal use of cash for the three months ended March 31, 2001 and March 31, 2000 was repayment of long-term debt. Net cash used by financing activities was $521,118 for the nine months ended March 31, 2001, as compared to $1.3 million provided by financing activities for the nine months ended March 31, 2000. The principal uses of cash for the nine months ended March 31, 2001 were both repayment of long-term debt and the line of credit, while the principal source of cash for the nine months ended March 31, 2000 was financing provided by Pacific Coast Farm Credit Association to construct the Quarry Facility

Ravenswood's grape purchases normally occur in the second fiscal quarter, when the fruit is harvested. For the 2000 harvest, over half of the grapes was received in August and September, or the first fiscal quarter, while the remainder was received in October and November, or the second fiscal quarter. Most grape purchase contracts specify the timing of payment for these purchases. The actual payment dates vary depending upon the terms of the individual contract. Based upon its grape purchase contracts for the 2000 harvest, these payments have been or will be made in the following manner: 37%, 30% and 19% in the second, third and fourth quarters of fiscal 2001, respectively, and the remaining 14% in the first quarter of fiscal 2002. As a result of harvest costs and the timing of grape and bulk wine purchase payments, Ravenswood's inventory and related cash requirements generally peak during the second and third fiscal quarters. Cash requirements also fluctuate depending upon the level and timing of capital spending and tax payments.

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

Ravenswood has a line of credit with Pacific Coast Farm Credit Association, under which Ravenswood may borrow up to a total of $2 million. As of March 31, 2001, Ravenswood had nothing outstanding under this line of credit.

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

Subsequent Event

On April 10, 2001, Ravenswood entered into an Agreement and Plan of Merger ("Agreement") with Constellation Brands, Inc., and VVV Acquisition Corp., an indirect wholly-owned subsidiary of Constellation Brands, Inc. Pursuant to the merger agreement, and subject to the terms and conditions set forth therein, VVV Acquisition Corp. will be merged with Ravenswood, with Ravenswood surviving as an indirect wholly-owned subsidiary of Constellation Brands Inc. At the effective time of the merger, each issued and outstanding share of common stock of Ravenswood will be converted into the right to receive cash consideration in the amount of $29.50 without interest.

The merger is subject to the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and to approval of the holders of a majority of the outstanding shares of Ravenswood common stock and other conditions described in the Agreement. Ravenswood has received notice of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. Ravenswood plans to file a definitive proxy statement on the week of May 14, 2001 with the Securities and Exchange Commission, related to the merger.

As a condition to Constellation Brands, Inc. entering into the Agreement, shareholders of Ravenswood holding approximately 54% of the outstanding common stock of Ravenswood, including all of the executive officers and directors of Ravenswood, entered into a voting agreement with Constellation Brands, Inc. and VVV Acquisition Corp. The voting agreement provides that each shareholder will vote or cause to be voted all of the shares of Ravenswood common stock held by the shareholder in favor of approval and adoption of the Agreement and in favor of any other matter necessary or appropriate for the consummation of the transactions contemplated by the Merger Agreement.

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

Because our directors and officers have significant control over Ravenswood, other investors do not have as much influence on corporate decisions as they would if control were less concentrated

Assuming all convertible debentures held by our directors and executive officers and their respective affiliates will be converted, and all options exercisable within 60 days of the date hereof held by our directors and executive officers, will be exercised, our directors and executive officers and their respective affiliates would beneficially own 2,388,977 shares of common stock, or approximately 47.3% of our outstanding common stock and common stock equivalents. As a result, our directors and executive officers and their respective affiliates have significant influence in the election of directors and the approval of corporate actions that must be submitted for a vote of shareholders. The interests of these persons may conflict with the interests of other shareholders, and the actions they take or approve may be contrary to those desired by the other shareholders. This concentration of ownership may also have the effect of delaying, preventing or deterring an acquisition of Ravenswood by a third party.

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

                             RAVENSWOOD WINERY, INC.

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

The following table describes the use of proceeds from Ravenswood's initial public offering in April, 1999.

(IN THOUSANDS)
Effective Date of the Company's Registration Statement:                April 8, 1999
Commission File Number                                                 333-71729
Date Offering Commenced:                                               April 9, 1999
Date Offering Completed:                                               Upon the sale of all the shares
                                                                          registered
Names of Managing Underwriters:                                        W. R. Hambrecht & Co., LLP
Class of Securities Registered:                                        Common Stock
Shares Registered and Sold:                                            1,000*
Sold by Company:                                                       1,000*
Sold by Shareholders:                                                  0
Aggregate Price of Offering Amount Registered and Sold:                $10,500
Gross Proceeds to Company:                                             $10,500
Gross Proceeds to Selling Shareholders                                 0
Underwriter's Discounts and Commission Charged to the Company:         $420
Other issuance costs:                                                  $546
Net offering proceeds to the Company:                                  $9,534
Approximate use of net offering proceeds through March 31, 2001:
         Working capital                                               $2,297
         Retirement of debt                                            $1,000
         Expansion of production facilities                            $3,350

-----------
*In connection with the initial public offering, Ravenswood granted the underwriters an over-allotment option to purchase 150,000 additional shares of Ravenswood's common stock at the original initial public offering price. The option was not exercised.

Item 6. Exhibits and Reports on Form 8-K

(b)      Reports on Form 8-K.

Ravenswood filed a Current Report on Form 8-K dated April 11, 2001, with the Securities and Exchange Commission. This Current Report on Form 8-K reported information under Item 5 (Other Events). The Current Report did not include financial statements.

                             RAVENSWOOD WINERY, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 14, 2001                         Ravenswood Winery, Inc.


                                            ------------------------------------
                                            Callie S. Konno
                                            Chief Financial Officer

Dated: May 14, 2001

                                            ------------------------------------
                                            W. Reed Foster
                                            Chairman of the Board and Chief
                                            Executive Officer